Form 10QSB
period 2004-03-31
LENTEC IMAGING INC /
filed 2005-04-08
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number 000-15579


                              Lentec Imaging, Inc.
        (Exact name of small business issuer as specified in its charter)

              Utah                                        87-0348444
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                1348 East 3300 South, #202, Salt Lake City, UT 84106
                    (Address of principal executive offices)

                                 (801) 295-3400
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

March 31, 2004

PART I. Financial Information

ITEM 1. Consolidated FINANCIAL STATEMENTS

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       MARCH 31,   DECEMBER 31,
                                                         2004         2003
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities. . . . . . . . . . . . . . . . .  $      200   $        200
Accounts Payable   . . . . . . . . . . . . . . . . .  $    1,265   $          -
Due to Stockholder . . . . . . . . . . . . . . . . .      14,538         13,538
----------------------------------------------------  -----------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      16,003         13,738
----------------------------------------------------  -----------  ------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 500,000 shares

authorized; no shares issued and outstanding . . . .           -             -
Common stock, no par value; 20,000,000 shares
authorized; 10,600,000 issued and outstanding. . . .      61,033        61,033
Deficit accumulated during the development stage . .     (77,036)      (74,771)
----------------------------------------------------  -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .     (16,003)      (13,738)
====================================================  ===========  ============

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $        0   $          0
====================================================  ===========  ============


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                          2004          2003        2004
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        2,265           n/a        14,102
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes - Notes A&C                             --            --        (1,901)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (2,265)  $        --  $    (77,036)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.01)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                          2004          2003        2004
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $  (2,265)   $     0   $ (77,036)
Increase in Accounts Payabl . . . . . . .      1,265          0       1,265
Loss from disposal of mining properties          0          0        50,000
Common stock issued for acquisition
of subsidiary                                    0          0        11,033
Expenses paid by shareholder                 1,000          0        14,538
Increase in accrued liabilities                                         200
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          0            0     0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .        0             0             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2003.


ITEM 2. Management's Discussion and
        Analysis of Financial Condition or Plan of Operations

Our Company has had no material business operations since 1994. Our Company may begin the search for the acquisition of assets, property or a business that may benefit our Company and its stockholders once the Board of Directors sets guidelines of industries in which our Company may have an interest.

Our Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to our Company.

Plan of Operation.
------------------

Our Company did not engage in any material operations during the period ended March 31, 2004.

Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

The company does not plan to sell any assets in the foreseeable future. If opportunities for an acquisition materialize, the company will consider these opportunities.

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Forward-looking Statements.

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects",
"anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.



Results of Operations for the Three Month Periods Ended March 31, 2004 and 2003

The Company has not generated revenue since 1994.

The Company had general and administrative expenses of $2,265 during the three months ended March 31, 2004, resulting in a net loss of $2,265. During the same period in 2003, the Company experienced $0 in general and administrative expenses resulting in a net loss of $0. Expenses during the first three months of 2004 and 2003 were $2,265 and $0 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 1, 1979 through March 31, 2004 was $77,036.

Liquidity and Capital Resources

At March 31, 2004, the Company's total assets consisted of $0. Liabilities at March 31, 2004 totaled $16,003. At December 31, 2003, the Company had total assets consisting of $0. Stockholders' deficit totaled $16,003 on March 31, 2004, compared to total stockholders' deficit of $13,738 at December 31, 2003. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Utah, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Part II

Item 1. Legal Proceedings
	NONE.

Item 2. Changes in Securities
	NONE.

Item 3.
	N/A.

Item 4. Submission of matters to a vote of security holders
	NONE.

Item 6. Exhibits
          31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENTEC IMAGING, INC.


Date:  March 18, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  March 18, 2005
                                   /s/ Harold Jenson
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  March 18, 2005
                                   /s/ Jason Jenson
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary  and CFO