Form 10QSB
period 2004-06-30
LENTEC IMAGING INC /
filed 2005-04-08
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  June 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

 June 30, 2004

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



                                                       June 30,   DECEMBER 31,
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

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the Three Months      Through
                                            Ended  June 30         June 30,
                                          2004          2003        2004
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES           --           n/a        14,102
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes - Notes A&C                             --            --        (1,901)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $        --   $        --  $    (77,036)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the Six  Months      Through
                                            Ended  June 30         June 30,
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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the three Months      Through
                                            Ended June 30        June 30,
                                          2004          2003        2004
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $  0         $     0   $ (77,036)
Increase in Accounts Payabl . . . . . . .      0              0       1,265
Loss from disposal of mining properties          0          0        50,000
Common stock issued for acquisition
of subsidiary                                    0          0        11,033
Expenses paid by shareholder                 0              0        14,538
Increase in accrued liabilities                                         200
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          0            0     0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .        0             0             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------
                                           ----------  ----------  -----------
LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the six Months      Through
                                            Ended June 30        June 30,
                                            2004          2003        2004
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $  (2,265)   $     0   $ (77,036)
Increase in Accounts Payabl . . . . . . .      1,265          0       1,265
Loss from disposal of mining properties          0          0        50,000
Common stock issued for acquisition
of subsidiary                                    0          0        11,033
Expenses paid by shareholder                 1,000          0        14,538
Increase in accrued liabilities                                         200
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          0            0            0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------
                                           ----------  ----------  -----------

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

Plan of Operation.
------------------

Our Company did not engage in any material operations during the period ended
 June 30, 2004.

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



Results of Operations for the Three Month Periods Ended  June 30, 2004 and 2003

The Company has not generated revenue since 1994.

The Company had no expenses in the three month period ended June 30, 2004. The Company had general and administrative expenses of $2,265 during the six months ended June 30, 2004, resulting in a net loss of $2,265. During the same period in 2003, the Company experienced $0 in general and administrative expenses resulting in a net loss of $0. The Company was dormant at this time. Expenses during the first six months of 2004 and 2003 were $2,265 and $0 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 1, 1979 through
 June 30, 2004 was $77,036.

Liquidity and Capital Resources

At  June 30, 2004, the Company's total assets consisted of $0.  Liabilities at
 June 30, 2004 totaled $16,003. At December 31, 2003, the Company had total assets consisting of $0. Stockholders' deficit totaled $16,003 on June 30, 2004, compared to total stockholders' deficit of $13,738 at December 31, 2003. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

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