Form 10QSB
period 2004-09-30
LENTEC IMAGING INC /
filed 2005-04-08
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

September 30, 2004

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



                                                       SEPT. 30,   DECEMBER 31,
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

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF Operations
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the Three Months      Through
                                            Ended Sept. 30         Sept. 30,
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

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the Nine Months      Through
                                            Ended  Sept 30         Sept. 30,
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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the three Months      Through
                                            Ended Sept. 30        Sept. 30,
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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the nine Months      Through
                                            Ended Sept. 30        Sept 30,
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

Plan of Operation.
------------------

Our Company did not engage in any material operations during the period ended September 30, 2004.

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



Results of Operations for the Nine Month Periods Ended September 30, 2004
and 2003

The Company has not generated revenue since 1994.

The Company had no expenses in the three month period ended September 30, 2004. The Company had general and administrative expenses of $2,265 during the nine months ended September 30, 2004, resulting in a net loss of $2,265. During the same period in 2003, the Company experienced $0 in general and administrative expenses resulting in a net loss of $0. The Company was dormant at this time. Expenses during the first nine months of 2004 and 2003 were $2,265 and $0 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 1, 1979 through
 September 30, 2004 was $77,036.

Liquidity and Capital Resources

At September 30, 2004, the Company's total assets consisted of $0. Liabilities at September 30, 2004 totaled $16,003. At December 31, 2003, the Company had total assets consisting of $0. Stockholders' deficit totaled $16,003 on September 30, 2004, compared to total stockholders' deficit of $13,738 at December 31, 2003. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

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