Form 10KSB
period 2004-12-31
LENTEC IMAGING INC /
filed 2005-04-08
CIK 812355

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

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

     December 31, 2004; 10,600,000.

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

     Corporate Developments.
     -----------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

On November 8, 2004, the shareholders of the Company elected Jeff D. Jenson, Harold Jenson and Jason Jenson as Directors. Jeff D. Jenson was subsequently President. Harold Jenson was elected Vice President and Jason Jenson was elected Treasurer.


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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------



We have little cash and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2004 and 2003. Expenses during the year ended December 31, 2004 were $4,545 compared to expenses of $0 in 2003. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $4,545 for the year ended December 31, 2004, compared to a net loss of $0 for the year ended December 31, 2003, during which we were dormant.



Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end December 31, 2004 or since 1994.

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

Item 7.  Financial Statements.
------------------------------

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                        December 31, 2004

               [WITH INDEPENDENT AUDITORS' REPORT]

                      LENTEC IMAGING, INC.
                  [A Development Stage Company]

                        Table of Contents
                                                            Page

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . .       1


Balance Sheet - December 31, 2004 . . . . . . . . . . . . . . . . .       2


Statements of Stockholders' Equity/(Deficit) for the Period from
Inception [February 1, 1979] through December 31, 2004  . . . . . .       3

Statements of Operations for the Years Ended December 31, 2004 and 2003, and for the Period from Inception [February 1, 1979]
through December 31, 2003. . . . . . . . . . . . . . . . . . . . .        4


Statements of Cash Flows for the Years Ended December 31, 2004 and 2003, and for the Period from Inception [February 1, 1979]
through December 31, 2004 . . . . . . . . . . . . . . . . . . . . .       5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . .   6 - 7

                   INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
LenTec Imaging, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of LenTec Imaging, Inc. [a development stage company] as of December 31, 2004, and the related statements of stockholders' deficit, operations, and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception [February 1, 1979] through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LenTec Imaging, Inc. as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2003 and 2004, and for the period from inception [February 1, 1979] through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


							Mantyla McReynolds
March 15, 2005
Salt Lake City, Utah

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                          Balance Sheet
                        December 31, 2004


ASSETS

     Current assets                               $       0
                                                  ---------
          Total Current Assets                            0
                                                  ---------
TOTAL ASSETS                                      $       0
                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                             $   1,265
     Accrued liabilities                                100
     Due to stockholder                              16,919
                                                  ---------
          Total Current Liabilities                  18,283
                                                  ---------
               Total Liabilities                     18,283

Stockholders' Equity - Note C
     Preferred stock: $.00 par value;
       authorized 500,000 shares;
       none issued or outstanding                         0
     Common stock, $.00 par value;
       authorized 20,000,000 shares; issued
       and outstanding 10,600,000                    61,033
     Deficit accumulated during development stage   (79,316)
                                                   --------
          Total Stockholders' Deficit               (18,283)
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $      0
                                                   ========

         See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
           Statements of Stockholders' Equity/(Deficit)
For the Period from Inception [February 1, 1979] through December 31, 2004

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

Common stock issued
for acquisitions of
The Extension
Connection, Inc.
(Note 1)               9,600,000   11,033         0                    11,033
Net loss from
inception on
February 1, 1979
through December 31,
1989                                                    (61,807)      (61,807)
                      ----------  -------  --------    --------  ------------
Balance,
December 31, 1989     10,600,000   61,033         0     (61,807)         (774)

Net loss for the
year ended
December 31, 1990                                          (234)         (234)
                      ----------  -------  --------    --------  ------------
Balance,
December 31, 1990     10,600,000   61,033         0     (62,041)       (1,008)

Net loss for the
year ended
December 31, 1991                                          (222)         (222)
                      ----------  -------  -------     --------  ------------
Balance,
December 31, 1991     10,600,000   61,033        0      (62,263)       (1,230)

Net loss for the
year ended
December 31, 1992                                          (210)         (210)
                      ----------  -------  -------     --------  ------------
Balance
December 31, 1992     10,600,000   61,033        0      (62,473)       (1,440)

Net loss for the
year ended
December 31, 1993                                          (261)         (261)
                      ----------  -------  -------     --------  ------------
Balance
December 31, 1993     10,600,000   61,033        0      (62,734)       (1,701)

Net loss for the
years ended
December 31, 1994
thru December 31,
2001                                                    (11,837)      (11,837)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2001     10,600,000   61,033        0      (74,571)      (13,538)

Net loss for the
year ended
December 31, 2002                                          (100)         (100)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2002     10,600,000   61,033        0      (74,671)      (13,638)

Net loss for the
years ended
December 31, 2003                                          (100)         (100)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2003     10,600,000   61,033        0      (74,771)      (13,738)

Net loss for the
years ended
December 31, 2004                                        (4,545)       (4,545)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2004     10,600,000   61,033        0      (79,316)      (18,283)
                      ==========  =======  =======  ===========   ===========


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                     Statements of Operations
For the Years Ended December 31, 2004 and 2003, and for the Period from Inception [February 1, 1979] through December 31, 2004

                                                                    From
                                                                  Inception
                                                                  [2/1/1979]
                                                                   through
                                         2004            2003     12/31/04
Revenues                              $      0        $       0  $       0
Expenses
 General and administrative              4,445                0     16,282
                                      --------        ---------  ---------
     Total Expenses                      4,445                0     16,282
                                      --------        ---------  ---------
        Net Loss Before Income Taxes    (4,445)               0    (16,282)

Provision for Income/Franchise Taxes -
   Notes A&C                              (100)            (100)    (2,001)
                                      --------        ---------  ---------
    Net loss from continuing
    operations                          (4,545)            (100)   (18,283)

    Loss from discontinued operations        0                0    (61,033)
                                      --------        ---------  ---------
Net Loss                              $ (4,545)       $    (100) $ (79,316)
                                      ========        =========  =========

Loss Per Share from continuing
operations                            $  (0.01)       $   (0.01) $   (0.01)
                                      ========        =========  =========
Loss Per Share from discontinued
operations                            $   0.00        $    0.00  $   (0.01)
Loss Per Share                        $  (0.01)       $   (0.01) $   (0.01)

Weighted Average Shares Outstanding 10,600,000       10,600,000  7,713,407
                                    ==========       ==========  =========


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                     Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003, and for the Period from Inception [February 1, 1979] through December 31, 2004

                                                                    From
                                                                  Inception
                                                                  [2/1/1979]
                                                                   through
                                              2004       2003     12/31/04
Cash Flows Provided by Operating Activities
Net Loss                                    $ (4,545)   $  (100) $ (79,316)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
  Loss from disposal of mining properties          0          0     50,000
  Common stock issued for acquisition
  of subsidiary                                    0          0     11,033
  Expenses paid by shareholder                     0          0     13,538
Increase in liabilities:
    Accounts Payable                           1,264          0      1,264
    Accrued liabilities                        (100)        100        100
    Note Payable Shareholder                   3,381          0      3,381
                                            --------  ---------  ---------
       Net Cash Provided by Operating
       Activities                                  0          0          0
                                            --------  ---------  ---------
Cash Flows Provided by Investing Activities        0          0          0

Cash Flows Provided by Financing Activities        0          0          0
                                            --------  ---------  ---------
    Net Increase (Decrease) in Cash                0          0          0

Beginning Cash Balance                             0          0          0
                                            --------  ---------  ---------
Ending Cash Balance                         $      0  $       0  $       0
                                            ========  =========  =========

Supplemental Disclosure Information:
  Cash paid during the year for
  interest                                  $      0  $       0  $       0
  Cash paid for income taxes                       0          0          0


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                   Notes to Financial Statement
For the Years Ended December 31, 2004 and 2003, and for the Period from Inception [February 1, 1979] through December 31, 2004

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

On November 17, 1986, at a special shareholders meeting, the Articles of Incorporation were amended to change the name of the Company to T.W.A.R., Inc. Further amendment of the Articles of Incorporation re-capitalized the Company so as to provide for authorized stock of twenty million (20,000,000) shares of no par value common stock, and to provide for a reverse split of the fifty million (50,000,000) shares of the then issued and outstanding par value $0.001 stock of the Company on a 1 for 50 basis, with One (1) share of the newly authorized no par value stock for each Fifty (50) shares of $0.001 par value shares then issued and outstanding. Additionally, the shareholders authorized the directors of the Company to carry out the acquisition of The Extension Connection, Inc., a privately owned California corporation ('Extension'), by acquiring all of the issued and outstanding stock of Extension in exchange for nine million six hundred thousand (9,600,000) shares of the no par value voting shares of the common stock of the Company after recapitalization.

Extension was a California sole proprietorship that failed to attain corporate status. Ultimately all assets and liabilities in Extension were transferred back to the owner and the investment in The Extension Connection, Inc. was written off.

T.W.A.R., Inc. acquired a Georgia Corporation known as Lentec Imaging, Inc. The two companies were merged together and the control of the Company was shifted to the owners of Lentec. The name of the Company was changed to Lentec Imaging, Inc. Agreements were made concerning the common stock of the Company which were never fulfilled. This resulted in a judgment which made the combination null and void. The Court ordered the Company to be returned to the state and control it was under prior to this September 15, 1994 transaction. The Company has been essentially dormant since this transaction.

		Accounting Method

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America.
The Company has elected a calendar year end.

NOTE A  	ORGANIZATION AND HISTORY[continued]

		Cash & Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of
acquisition.	There is no cash nor equivalents as of December
31, 2004

        Loss Per Share

In accordance with Financial Accounting Standards No. 128,
"Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding.

		Provision for Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. (See Note C)

         Use of Estimates in Preparation of Financial Statements

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

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


Deferred Tax Asset                        Balance     Rate  Tax
-------------------------------------------------------------------
Federal Loss carryforward (expires 2024)  $  17,510   15%   $2,627
State loss carryforward (expires 2019)    $  17,210    5%      861
Valuation allowance                                         (3,488)
                                                           --------
    Deferred Tax Asset                                       $ 0


The valuation allowance has decreased $15,205 from $18,693 at December 31, 2003.

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

Expected provision (taxes on income before tax)            $ (889)
    Effects of:
           Increase/(decrease) in valuation allowance     (15,205)
           Expiration of net operating loss carryforward   16,094
           State franchise tax provision                      100
                                                             -----

    Total actual provision                                  $ 100
                                                            ------





NOTE D          RELATED PARTY TRANSACTIONS

	Shareholders have paid expenses on behalf of the Company and have advanced money for the purpose of paying operating expenses and providing working capital in the amount of $16,919. The outstanding balance is unsecured, non-interest bearing, and payable on demand.

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

Name and Address                          12/31/03    12/31/04 and Currently
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

Name and Address                          12/31/03    12/31/04 and currently
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

14        Code of Conduct

31.1      Certification of Jeff D. Jenson

31.2      Certification of Jason Jenson

32        906 Certification

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Lentec Imaging Inc. by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:

     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $   3,328      $    2,264.87

     Audit-related fees                $    0         $

     Tax fees                          $    275       $

     All other fees                    $    142       $    N/A

     Total fees                        $    3745      $    2,264.87

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

                                   LENTEC IMAGING, INC.


Date:   4/7/2005                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   4/7/2005                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   4/7/2005                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   LENTEC IMAGING, INC.


Date:   4/7/2005                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   4/7/2005                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   4/7/2005                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director