Form 10QSB/A
period 2004-03-31
LENTEC IMAGING INC /
filed 2005-04-12
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

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