Form 10QSB
period 2005-03-31
LENTEC IMAGING INC /
filed 2005-04-25
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

March 31, 2005

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       MARCH 31,   DECEMBER 31,
                                                         2005         2004
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities. . . . . . . . . . . . . . . . .  $      100   $        100
Accounts Payable   . . . . . . . . . . . . . . . . .  $    5,645   $      1,265
Due to Stockholder . . . . . . . . . . . . . . . . .      18,418         16,918
----------------------------------------------------  -----------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      24,163         18,283
----------------------------------------------------  -----------  ------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 500,000 shares

authorized; no shares issued and outstanding . . . .           -             -
Common stock, no par value; 20,000,000 shares
authorized; 10,600,000 issued and outstanding. . . .      61,033        61,033
Deficit accumulated during the development stage . .     (85,196)      (79,316)
----------------------------------------------------  -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .     (24,163)      (18,283)
====================================================  ===========  ============

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $        0   $          0
====================================================  ===========  ============


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                          2005          2004        2005
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        5,880         2,265        22,162
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes - Notes A&C                             --            --        (2,001)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (5,880)  $    (2,265)  $   (85,196)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.01)  $     (0.01)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                          2005          2004        2005
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $  (5,880)   $ (2,265)  $ (85,196)
Increase in Accounts Payable. . . . . . .      4,380       1,265       5,645
Loss from disposal of mining properties            0         0        50,000
Common stock issued for acquisition
of subsidiary                                      0         0        11,033
Expenses paid by shareholder                   1,500       1,000      15,038
Increase in accrued liabilities                  -          -            100
Note payable to Shareholder                      -          -          3,380
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------


The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Certain information and disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004.



Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------


Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

The Company has not generated revenue since 1994.

The Company had general and administrative expenses of $5,880 during the three months ended March 31, 2005, resulting in a net loss of $5,880. During the same period in 2004, the Company experienced $2,265 in general and administrative expenses resulting in a net loss of $2,265. Expenses during the first three months of 2005 and 2004 were $5,880 and $2,265 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 1, 1979 through March 31, 2005 was $85,196.

Liquidity and Capital Resources

At March 31, 2005, the Company's total assets consisted of $0. Liabilities at March 31, 2005 totaled $24,163. At December 31, 2004, the Company had total assets consisting of $0. Stockholders' deficit totaled $24,163 on March 31, 2005, compared to total stockholders' deficit of $18,283 at December 31, 2004. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

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


Plan of Operation.
------------------
    Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

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

        Although we currently has no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

Item 3.   Controls and Procedures.

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

    None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

    None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

    None; not applicable.

Item 5.   Other Information.
----------------------------

    None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

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

LENTEC IMAGING, INC.


Date:  April 12, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  April 12, 2005
                                   /s/ Harold Jenson
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  April 12, 2005
                                   /s/ Jason Jenson
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary  and CFO