Form 10QSB
period 2005-06-30
LENTEC IMAGING INC /
filed 2005-08-15
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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

June 30, 2005

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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       June 30,   December 31,
                                                         2005         2004
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities. . . . . . . . . . . . . . . . .  $      300   $        100
Accounts Payable   . . . . . . . . . . . . . . . . .  $    5,264   $      1,265
Due to Stockholder . . . . . . . . . . . . . . . . .      21,632         16,918
----------------------------------------------------  -----------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      27,196         18,283
----------------------------------------------------  -----------  ------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 500,000 shares

authorized; no shares issued and outstanding . . . .           -             -
Common stock, no par value; 20,000,000 shares
authorized; 10,600,000 issued and outstanding. . . .      61,033        61,033
Deficit accumulated during the development stage . .     (88,229)      (79,316)
----------------------------------------------------  -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .     (27,196)      (18,283)
====================================================  ===========  ============

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $        0   $          0
====================================================  ===========  ============


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the six Months      Through
                                            Ended June 30        June 30,
                                          2005          2004        2005
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        8,913         2,265        25,195
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes - Notes A&C                             --            --        (2,001)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (8,913)  $    (2,265)  $   (88,229)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.01)  $     (0.01)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------




                                          For the Three Months
                                            Ended  June 30
                                          2005          2004
                                     ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --
                                     ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        3,033            --
                                     ------------  ------------

Provision for Income/Franchise
Taxes                                         --            --
                                     ------------  ------------

Loss from discontinued operations             --            --
                                     ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (3,033)   $        --
                                     ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------




The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the six Months      Through
                                            Ended June 30         June 30,
                                             2005          2004        2005
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $  (8,913)   $ (2,265)  $ (88,229)
Increase in Accounts Payable. . . . . . .      3,999       1,265       5,264
Loss from disposal of mining properties            0         0        50,000
Common stock issued for acquisition
of subsidiary                                      0         0        11,033
Expenses paid by shareholder                   4,714       1,000      18,252
Increase in accrued liabilities                  200        -            300
Note payable to Shareholder                      -          -          3,380
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------




                                        For the three Months
                                            Ended June 30
                                          2005          2004
                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (3,033)    $     0
Decrease in Accounts Payable . . . . . . .   (  381)          0
Increase in payable to shareholder  . . .     3,214           0
Loss from disposal of mining properties           0           0
Accrued Liabilities                             200           0
Common stock issued for acquisition
of subsidiary                                     0           0
                                           ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          0           0
                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .        0             0
                                           ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0
                                           ----------  ----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0
                                           ----------  ----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0
                                           ----------  ----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0
                                           ----------  ----------
                                           ----------  ----------


The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Certain information and disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004.



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

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

LENTEC IMAGING, INC.


Date:  August 15, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  August 15, 2005
                                   /s/ Harold Jenson
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  August 15, 2005
                                   /s/ Jason Jenson
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary  and CFO