Form 10QSB
period 2005-09-30
LENTEC IMAGING INC /
filed 2005-11-14
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

September 30, 2005

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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       Sept. 30,   December 31,
                                                         2005         2004
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities. . . . . . . . . . . . . . . . .  $        -   $        100
Accounts Payable   . . . . . . . . . . . . . . . . .  $    4,302   $      1,265
Due to Stockholder . . . . . . . . . . . . . . . . .      24,996         16,918
----------------------------------------------------  -----------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      29,298         18,283
----------------------------------------------------  -----------  ------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 500,000 shares

authorized; no shares issued and outstanding . . . .           -             -
Common stock, no par value; 20,000,000 shares
authorized; 10,600,000 issued and outstanding. . . .      61,033        61,033
Deficit accumulated during the development stage . .     (90,331)      (79,316)
----------------------------------------------------  -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .     (29,298)      (18,283)
====================================================  ===========  ============

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $        0   $          0
====================================================  ===========  ============


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the nine Months      Through
                                            Ended Sept. 30        Sept. 30,
                                          2005          2004        2005
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        11,015         2,265       27,297
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes                                         --            --        (2,001)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $   (11,015)  $    (2,265)  $   (90,331)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.01)  $     (0.01)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------




                                          For the Three Months
                                            Ended  Sept. 30
                                          2005          2004
                                     ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --
                                     ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        2,102            --
                                     ------------  ------------

Provision for Income/Franchise
Taxes                                         --            --
                                     ------------  ------------

Loss from discontinued operations             --            --
                                     ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (2,102)   $        --
                                     ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------




The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the nine Months      Through
                                            Ended Sept. 30         Sept. 30,
                                             2005          2004        2005
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (11,015)   $ (2,265)  $ (90,331)
Increase in Accounts Payable. . . . . . .      3,037       1,265       4,302
Loss from disposal of mining properties            0         0        50,000
Common stock issued for acquisition
of subsidiary                                      0         0        11,033
Expenses paid by Shareholder                   8,078        1,000     21,616
Increase in Note Payable to Shareholder                                3,380
Decrease in accrued liabilities                 (100)        -             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0             0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0    $        0
                                           ----------  ----------  -----------




                                        For the three Months
                                            Ended Sept. 30
                                            2005          2004
                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (2,102)    $     0
Decrease in Accounts Payable . . . . . . .   (  962)          0
Decrease in Accrued Liabilities   . . . .    (  400)          0
Expenses paid by Shareholder                  3,464
Common stock issued for acquisition
of subsidiary                                     0           0
                                           ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         0           0
                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0            0
                                           ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0            0
                                           ----------  ----------

NET INCREASE (DECREASE) IN CASH . . . . .         0            0
                                           ----------  ----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0            0
                                           ----------  ----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $       0
                                           ----------  ----------
                                           ----------  ----------


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

LENTEC IMAGING, INC.


Date:  November 14, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  November 14, 2005
                                   /s/ Harold Jenson
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  November 14, 2005
                                   /s/ Jason Jenson
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary  and CFO