Form 10KSB
period 2002-12-31
LENTEC IMAGING INC /
filed 2005-11-22
CIK 812355

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2002 - $8000.00 There are approximately 1,600,000 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there is no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.005 per share.

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

     December 31, 2002; 10,600,000.

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

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the calendar year ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

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

None.


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

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended December 31, 2002 was approximately 98. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------



We have no cash and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2002 and 2001. Expenses during the year ended December 31, 2002 were $100 compared to expenses of $0 in 2001. Expenses for this past year consisted of a state franchise tax.

As a result of the foregoing factors, we realized a net loss of $100 for the year ended December 31, 2002, compared to a net loss of $0 for the year ended December 31, 2001, during which we were dormant.



Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end December 31, 2002 or since 1994.

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

Item 7.  Financial Statements.
------------------------------

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                        December 31, 2002

               [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                      LENTEC IMAGING, INC.
                  [A Development Stage Company]

                        Table of Contents
                                                            Page

Report of Independent Registered Public Accounting Firm . . . . . .       1


Balance Sheet - December 31, 2002 . . . . . . . . . . . . . . . . .       2


Statements of Stockholders' Equity/(Deficit) for the Period from
Inception [February 1, 1979] through December 31, 2002  . . . . . .       3

Statements of Operations for the Years Ended December 31, 2002 and 2001, and for the Period from Inception [February 1, 1979]
through December 31, 2002. . . . . . . . . . . . . . . . . . . . .        4


Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, and for the Period from Inception [February 1, 1979]
through December 31, 2002 . . . . . . . . . . . . . . . . . . . . .       5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . .   6 - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM


Board of Directors and Stockholders
LenTec Imaging, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of LenTec Imaging, Inc. [a development stage company] as of December 31, 2002, and the related statements of stockholders' deficit, operations, and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [February 1, 1979] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LenTec Imaging, Inc. as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [February 1, 1979] through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


							Mantyla McReynolds
September 21, 2005
Salt Lake City, Utah

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                          Balance Sheet
                        December 31, 2002


ASSETS

     Current assets                               $       0
                                                  ---------
          Total Current Assets                            0
                                                  ---------
TOTAL ASSETS                                      $       0
                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                             $       0
     Accrued liabilities                                100
     Due to stockholder - Note D                     13,538
                                                  ---------
          Total Current Liabilities                  13,638
                                                  ---------
               Total Liabilities                     13,638

Stockholders' Deficit - Note A
     Preferred stock: $.00 par value;
       authorized 500,000 shares;
       none issued or outstanding                         0
     Common stock, $.00 par value;
       authorized 20,000,000 shares; issued
       and outstanding 10,600,000                    61,033
     Deficit accumulated during development stage   (74,671)
                                                   --------
          Total Stockholders' Deficit               (13,638)
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $      0
                                                   ========

         See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
           Statements of Stockholders' Equity/(Deficit)
For the Period from Inception [February 1, 1979] through December 31, 2002

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

Common stock issued
for acquisitions of
The Extension
Connection, Inc.
(Note 1)               9,600,000   11,033         0                    11,033
Net loss from
inception on
February 1, 1979
through December 31,
1989                                                    (61,807)      (61,807)
                      ----------  -------  --------    --------  ------------
Balance,
December 31, 1989     10,600,000   61,033         0     (61,807)         (774)

Net loss for the
year ended
December 31, 1990                                          (234)         (234)
                      ----------  -------  --------    --------  ------------
Balance,
December 31, 1990     10,600,000   61,033         0     (62,041)       (1,008)

Net loss for the
year ended
December 31, 1991                                          (222)         (222)
                      ----------  -------  -------     --------  ------------
Balance,
December 31, 1991     10,600,000   61,033        0      (62,263)       (1,230)

Net loss for the
year ended
December 31, 1992                                          (210)         (210)
                      ----------  -------  -------     --------  ------------
Balance
December 31, 1992     10,600,000   61,033        0      (62,473)       (1,440)

Net loss for the
year ended
December 31, 1993                                          (261)         (261)
                      ----------  -------  -------     --------  ------------
Balance
December 31, 1993     10,600,000   61,033        0      (62,734)       (1,701)

Net loss for the
years ended
December 31, 1994
thru December 31,
2001                                                    (11,837)      (11,837)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2001     10,600,000   61,033        0      (74,571)      (13,538)

Net loss for the
year ended
December 31, 2002                                          (100)         (100)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2002     10,600,000   61,033        0      (74,671)      (13,638)
                      ==========  =======  =======  ===========   ===========


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                     Statements of Operations
For the Years Ended December 31, 2002 and 2001, and for the Period from Inception [February 1, 1979] through December 31, 2002

                                                                    From
                                                                  Inception
                                                                  [2/1/1979]
                                                                   through
                                         2002            2001     12/31/02
Revenues                              $      0        $       0  $       0
Expenses
 General and administrative                  0                0     11,837
                                      --------        ---------  ---------
     Total Expenses                          0                0     11,837
                                      --------        ---------  ---------
        Net Loss Before Income Taxes    (    0)               0    (11,837)

Provision for Income/Franchise Taxes -
   Notes A&C                              (100)               0     (1,801)
                                      --------        ---------  ---------
    Net loss from continuing
    operations                          (  100)               0    (13,638)

    Loss from discontinued operations        0                0    (61,033)
                                      --------        ---------  ---------
Net Loss                              $ (  100)       $       0  $ (74,671)
                                      ========        =========  =========

Loss Per Share from continuing
operations                            $  (0.01)       $   (0.00) $   (0.01)
                                      ========        =========  =========
Loss Per Share from discontinued
operations                            $   0.00        $    0.00  $   (0.01)
Loss Per Share                        $  (0.01)       $   (0.00) $   (0.01)

Weighted Average Shares Outstanding 10,600,000       10,600,000  7,471,811
                                    ==========       ==========  =========


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                     Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001, and for the Period from Inception [February 1, 1979] through December 31, 2002

                                                                    From
                                                                  Inception
                                                                  [2/1/1979]
                                                                   through
                                              2002       2001     12/31/02
Cash Flows Provided by Operating Activities
Net Loss                                    $ (  100)   $     0  $ (74,671)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
  Loss from disposal of mining properties          0          0     50,000
  Common stock issued for acquisition
  of subsidiary                                    0          0     11,033
  Expenses paid by shareholder                     0          0     13,538
Increase in liabilities:
    Accounts Payable                               0          0          0
    Accrued liabilities                          100          0        100
    Note Payable Shareholder                       0          0          0
                                            --------  ---------  ---------
       Net Cash Provided by Operating
       Activities                                  0          0          0
                                            --------  ---------  ---------
Cash Flows Provided by Investing Activities        0          0          0

Cash Flows Provided by Financing Activities        0          0          0
                                            --------  ---------  ---------
    Net Increase (Decrease) in Cash                0          0          0

Beginning Cash Balance                             0          0          0
                                            --------  ---------  ---------
Ending Cash Balance                         $      0  $       0  $       0
                                            ========  =========  =========

Supplemental Disclosure Information:
  Cash paid during the year for
  interest                                  $      0  $       0  $       0
  Cash paid for income taxes                       0          0          0


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                   Notes to Financial Statement
                        December 31, 2002

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

NOTE A        ORGANIZATION AND HISTORY[continued]

        Cash & Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of
acquisition.	There is no cash nor equivalents as of December
31, 2002

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

NOTE C    INCOME TAXES

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                     Estimated
               Description              NOL          Tax          Rate

               Income Tax            $  (74,571)    $(18,643)    25%
               Valuation allowance                    18,643
                                                    --------
               Deferred tax asset 12/31/2002        $      0

          The valuation allowance has increased $50, from $18,593 at December 31, 2001.


NOTE D    RELATED PARTY TRANSACTIONS

         Shareholders have paid expenses on behalf of the Company and have advanced money for the purpose of paying operating expenses and providing working capital in the amount of $13,538. The outstanding balance is unsecured, non-interest bearing, and payable on demand.

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

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar years ending December 31, 2002 and 2001, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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


Harold Jenson is 35 years old. He is the Vice President and a director is 35 years of age. Mr. Jenson has been working in the construction industry since 1998. Mr. Jenson currently is a partner in Jenson
Orton Contruction, a Utah based construction company.

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

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ending December 31, 2002, 2001 and 2000, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of December 31, 2002 and 2001, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/01    12/31/02 and Currently
----------------                          --------    ----------------------

Jeff D. Jenson	               		9,000,000 84.9%   9,000,000 84.9%

TOTALS                                	9,000,000 84.9%	  9,000,000 84.9%


Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2002 and 2001, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/01    12/31/02 and currently
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

32        906 Certification


          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Lentec Imaging Inc. by its principal accountants during the calendar years ended December 31, 2002, and December 31, 2001:

     Fee category                      2002           2001
     ------------                      ----           ----

     Audit fees                        $    0       $    -

     Audit-related fees                $    0       $

     Tax fees                          $    0       $

     All other fees                    $   N/A      $    N/A

     Total fees                        $    0       $    0

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

                                   LENTEC IMAGING, INC.


Date:   11/21/2005                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   11/21/2005                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   11/21/2005                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   LENTEC IMAGING, INC.


Date:   11/21/2005                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   11/21/2005                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   11/21/2005                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director