Form 10QSB
period 2003-03-31
LENTEC IMAGING INC /
filed 2005-11-22
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

March 31, 2003

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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       MARCH 31,   DECEMBER 31,
                                                         2003         2002
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      0     $         0
----------------------------------------------------  -----------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities. . . . . . . . . . . . . . . . .  $      100   $        100
Accounts Payable   . . . . . . . . . . . . . . . . .  $        -   $          -
Due to Stockholder . . . . . . . . . . . . . . . . .      13,538         13,538
----------------------------------------------------  -----------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      13,638         13,638
----------------------------------------------------  -----------  ------------

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 500,000 shares

authorized; no shares issued and outstanding . . . .           -             -
Common stock, no par value; 20,000,000 shares
authorized; 10,600,000 issued and outstanding. . . .      61,033        61,033
Deficit accumulated during the development stage . .     (74,671)      (74,671)
----------------------------------------------------  -----------  ------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .     (13,638)      (13,638)
====================================================  ===========  ============

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $        0   $          0
====================================================  ===========  ============


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                          2003          2002        2003
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES           --            --       (11,837)
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes - Notes A&C                             --            --        (1,801)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $        --  $        --  $     (74,671)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   10,600,000    10,600,000
                                     ------------  ------------


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                            2003          2002        2003
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $     0   $      0     $ (74,671)
Loss from disposal of mining properties          0          0        50,000
Common stock issued for acquisition
of subsidiary                                    0          0        11,033
Expenses paid by shareholder                     0          0        13,538
Increase in accrued liabilities                                         100
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         0           0           0
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .         0           0           0
                                           ----------  ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         0           0           0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0           0           0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0           0           0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $      0     $     0
                                           ----------  ----------  -----------

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the periods. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2002.


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

Plan of Operation.
------------------

Our Company did not engage in any material operations during the period ended March 31, 2003.

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



Results of Operations for the Three Month Periods Ended March 31, 2003 and 2002

The Company has not generated revenue since 1994.

The Company had general and administrative expenses of $0 during the three months ended March 31, 2003, resulting in a net loss of $0. During the same period in 2002, the Company experienced $0 in general and administrative expenses resulting in a net loss of $0. Expenses during the first three months of 2003 and 2002 were $0 and $0 respectively. Cumulative net loss from inception
 February 1, 1979 through March 31, 2003 was $74,671.

Liquidity and Capital Resources

At March 31, 2003, the Company's total assets consisted of $0. Liabilities at March 31, 2003 totaled $13,638. At December 31, 2002, the Company had total assets consisting of $0. Stockholders' deficit totaled $13,638 on March 31, 2003, compared to total stockholders' deficit of $13,638 at December 31, 2002. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

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

LENTEC IMAGING, INC.


Date:  November 21, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  November 21, 2005
                                   /s/ Harold Jenson
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  November 21, 2005
                                   /s/ Jason Jenson
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary  and CFO