Form 10QSB
period 2003-06-30
LENTEC IMAGING INC /
filed 2005-11-22
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  June 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

 June 30, 2003

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



                                                       June 30,   DECEMBER 31,
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

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the Three Months      Through
                                            Ended  June 30         June 30,
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

LENTEC IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the Six  Months      Through
                                            Ended  June 30         June 30,
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

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the three Months      Through
                                            Ended June 30        June 30,
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


                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                          For the six Months      Through
                                            Ended June 30        June 30,
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

Plan of Operation.
------------------

Our Company did not engage in any material operations during the period ended
 June 30, 2003.

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



Results of Operations for the Three Month Periods Ended June 30, 2003 and 2002

The Company has not generated revenue since 1994.

The Company had no expenses in the three month period ended June 30, 2003. The Company had general and administrative expenses of $0 during the six months ended June 30, 2003, resulting in a net loss of $0. During the same period in 2002, the Company experienced $0 in general and administrative expenses resulting in a net loss of $0. The Company was dormant at this time. Expenses during the first six months of 2003 and 2002 were $0 and $0 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 1, 1979 through June 30, 2003 was $74,761.

Liquidity and Capital Resources

At June 30, 2003, the Company's total assets consisted of $0. Liabilities at June 30, 2003 totaled $13,638. At December 31, 2002, the Company had total assets consisting of $0. Stockholders' deficit totaled $13,638 on June 30, 2003, compared to total stockholders' deficit of $13,638 at December 31, 2002. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

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