Form 10QSB
period 2003-09-30
LENTEC IMAGING INC /
filed 2005-11-22
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 10,600,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

September 30, 2003

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
                                            Ended Sept. 30        Sept 30,
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

Plan of Operation.
------------------

Our Company did not engage in any material operations during the period ended September 30, 2003.

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



Results of Operations for the Nine Month Periods Ended September 30, 2003
and 2002

The Company has not generated revenue since 1994.

The Company had no expenses in the three month period ended September 30, 2003. The Company had general and administrative expenses of $0 during the nine months ended September 30, 2003, resulting in a net loss of $0. During the same period in 2002, the Company experienced $0 in general and administrative expenses resulting in a net loss of $0. The Company was dormant at this time. Expenses during the first nine months of 2003 and 2002 were $0 and $0. Cumulative net loss from inception February 1, 1979 through September 30, 2003 was $74,671.

Liquidity and Capital Resources

At September 30, 2003, the Company's total assets consisted of $0. Liabilities at September 30, 2003 totaled $13,638. At December 31, 2002, the Company had total assets consisting of $0. Stockholders' deficit totaled $13,638 on September 30, 2003, compared to total stockholders' deficit of $13,638 at December 31, 2002. The Company currently has 10,600,000 shares of common stock at no par value issued and outstanding.

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