Form 10KSB
period 2005-12-31
LENTEC IMAGING INC /
filed 2006-03-17
CIK 812355

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2005
                               -----------------

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2005; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2005 - $8000.00 There are approximately 1,600,000 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there is no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.005 per share.

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

     December 31, 2005; 10,600,000.

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

                                 Business

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check" or "shell company," as defined in Rule 12b-2 promulgated under the Exchange Act by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse" reorganizations in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business' or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company's or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Also, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives. Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited.

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. It is the Securities and Exchange Commission's position that any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders" or our "affiliates," are required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called "Wulff Letter" that is fully discussed under Part II, Item 5, under the heading "Restrictions on Sales of Certain of Restricted Securities," and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
--------------

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.
------------------------------------------------

We have no assets and have had no profitable operations since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.
----------------------------------------------------

The limited business operations of ours, as now contemplated, involve those of a blank check or shell company. The only activities to be conducted by our Company are to manage our current limited assets and corporate standing and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.
-------------------------------------------------------------

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future, except the search for a business or an entity to acquire that may be beneficial to us and our stockholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.
-----------------------------------------

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the "Securities Act"), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.
------------------------------------------------------------------------

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.
-------------------------------------------------------------------

To date, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
------------------------------------

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
-----------------------------------

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2005 and 2004, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part F/S of this Registration Statement.

Losses Associated With Startup.
--------------------------------

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.
------------------------------------------------------------------

     Federal Restrictions.
     ---------------------

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.


     State Restrictions.
     -------------------

A total of 36 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New
York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.
----------------------------------------------------------------------

Members of our management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.
--------------------------------------------------

Although our common stock is currently quoted on the OTC Bulletin Board of the NASD ("LENI"), there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.



Risks of "Penny Stock."
------------------------

Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Common Stock Since Inception.
-----------

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

None; not applicable.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

None; not applicable.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

None; not applicable.

     Competitive Business Conditions.
     --------------------------------

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

     Sources and Availability of Raw Materials and Names of Principal
Suppliers.
- ----------

None; not applicable.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
- ------------------------------

None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above and under the heading below. However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity may not be a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. Amendments to Form 8-K by he Securities and Exchange Commission require that any acquisition that will result in our Company no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission, all within four business days, including audited financial statements of the acquired company and proforma financial statements reflecting the acquisition.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

     Research and Development.
     -------------------------

None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

     Number of Employees.
     --------------------
None.

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

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended December 31, 2004 was approximately 98 these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of December 31, 2005 there were approximately 99 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

                         Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

                             Plan of Operation

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, we have not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.


                           Results of Operations

We have little cash and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2005 and 2004. Expenses during the year ended December 31, 2005 were $13,183 compared to expenses of $4,545 in 2004. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $13,183 for the year ended December 31, 2005, compared to a net loss of $4,545 for the year ended December 31, 2004.


                                 Liquidity

During calendar 2005, expenses were paid by a principal stockholder in the amount of $13,183; and during calendar 2004, additional expenses by a principal stockholder totaled $4,545. This aggregate amount of $26,676 outstanding as of December 31, 2005, is unsecured, non-interest bearing and is due on demand.



Item 7.  Financial Statements.
------------------------------

LenTec Imaging, Inc.
[A Development Stage Company]
Financial Statements and Report of
Independent Registered Public Accounting Firm
December 31, 2005




LenTec Imaging, Inc.
[A Development Stage Company]
TABLE OF CONTENTS

                                                                       Page

Report of Independent Registered Public Accounting Firm	. . . . . . . . 1

Balance Sheet -- December 31, 2005  . . . . . . . . . . . . . . . . . . 2

Statements of Operations for the years ended
December 31, 2005 and 2004 and for the period
from Inception [February 1, 1979] through December 31, 2005 . . . . . . 3

Statements of Stockholders' Deficit for the
years ended December 31, 2005, and 2004 and
for the period from Inception [February 1, 1979]
through December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Cash Flows for the years ended
December 31, 2005 and 2004, and for the period
from Inception [February 1, 1979] through December 31, 2005 . . . . . . 5

Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . 6 - 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
LenTec Imaging, Inc. [a development stage company]


We have audited the accompanying balance sheet of LenTec Imaging, Inc.
[a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and for the period from Inception
[February 1, 1979] through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LenTec Imaging, Inc. [a development stage company] as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from Inception through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has accumulated losses from operations, no significant assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
March 7, 2006

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                          Balance Sheet
                        December 31, 2005


ASSETS

     Current assets                               $       0
                                                  ---------
          Total Current Assets                            0
                                                  ---------
TOTAL ASSETS                                      $       0
                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                             $   4,790
     Accrued liabilities                                100
     Due to stockholder                              26,676
                                                  ---------
          Total Current Liabilities                  31,566
                                                  ---------
               Total Liabilities                     31,566

Stockholders' Deficit
     Preferred stock: $.00 par value;
       authorized 500,000 shares;
       none issued or outstanding                         0
     Common stock, $.00 par value;
       authorized 20,000,000 shares; issued
       and outstanding 10,600,000                    61,033
     Deficit accumulated during development stage   (92,599)
                                                   --------
          Total Stockholders' Deficit               (31,566)
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $      0
                                                   ========

         See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                     Statements of Operations
For the Years Ended December 31, 2005 and 2004, and for the Period from
        Inception [February 1, 1979] through December 31, 2005

                                                                    From
                                                                  Inception
                                                                  [2/1/1979]
                                                                   through
                                         2005            2004      12/31/05
Revenues                              $      0        $       0  $       0
Expenses
 General and administrative             13,183            4,445     29,465
                                      --------        ---------  ---------
     Total Expenses                     13,183            4,445     29,465
                                      --------        ---------  ---------
        Net Loss Before Income Taxes   (13,183)          (4,445)   (29,465)

Provision for Income/Franchise Taxes -
   Notes A&C                              (100)            (100)    (2,101)
                                      --------        ---------  ---------
    Net loss from continuing
    operations                         (13,283)          (4,545)   (31,566)

    Loss from discontinued operations        0                0    (61,033)
                                      --------        ---------  ---------
Net Loss                              $(13,283)       $  (4,545) $ (92,599)
                                      ========        =========  =========

Loss Per Share from continuing
operations                            $  (0.01)       $   (0.01) $   (0.01)
Loss Per Share from discontinued
operations                            $   0.00        $    0.00  $   (0.01)
Loss Per Share                        $  (0.01)       $   (0.01) $   (0.01)

Weighted Average Shares Outstanding  10,600,000       10,600,000  7,820,590
                                     ==========       ==========  =========


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
           Statements of Stockholders' Equity/(Deficit)
For the Period from Inception [February 1, 1979] through December 31, 2005

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

Common stock issued
for acquisitions of
The Extension
Connection, Inc.
(Note 1)               9,600,000   11,033         0                    11,033
Net loss from
inception on
February 1, 1979
through December 31,
1989                                                    (61,807)      (61,807)
                      ----------  -------  --------    --------  ------------
Balance,
December 31, 1989     10,600,000   61,033         0     (61,807)         (774)

Net loss for the
year ended
December 31, 1990                                          (234)         (234)
                      ----------  -------  --------    --------  ------------
Balance,
December 31, 1990     10,600,000   61,033         0     (62,041)       (1,008)

Net loss for the
year ended
December 31, 1991                                          (222)         (222)
                      ----------  -------  -------     --------  ------------
Balance,
December 31, 1991     10,600,000   61,033        0      (62,263)       (1,230)

Net loss for the
year ended
December 31, 1992                                          (210)         (210)
                      ----------  -------  -------     --------  ------------
Balance
December 31, 1992     10,600,000   61,033        0      (62,473)       (1,440)

Net loss for the
year ended
December 31, 1993                                          (261)         (261)
                      ----------  -------  -------     --------  ------------
Balance
December 31, 1993     10,600,000   61,033        0      (62,734)       (1,701)

Net loss for the
years ended
December 31, 1994
thru December 31,
2001                                                    (11,837)      (11,837)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2001     10,600,000   61,033        0      (74,571)      (13,538)

Net loss for the
year ended
December 31, 2002                                          (100)         (100)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2002     10,600,000   61,033        0      (74,671)      (13,638)

Net loss for the
years ended
December 31, 2003                                          (100)         (100)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2003     10,600,000   61,033        0      (74,771)      (13,738)

Net loss for the
years ended
December 31, 2004                                        (4,545)       (4,545)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2004     10,600,000   61,033        0      (79,316)      (18,283)

Net loss for the
years ended
December 31, 2005                                       (13,283)      (13,283)
                      ----------  -------  -------  -----------   -----------
Balance
December 31, 2005     10,600,000   61,033        0      (92,599)      (31,566)
                      ==========  =======  =======  ===========   ===========


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                     Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004, and for the Period from
       Inception [February 1, 1979] through December 31, 2005

                                                                    From
                                                                  Inception
                                                                  [2/1/1979]
                                                                   through
                                              2005       2004     12/31/05
Cash Flows Provided by Operating Activities
Net Loss                                    $(13,283)   $ (4,545) $ (92,599)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
  Loss from disposal of mining properties          0          0     50,000
  Common stock issued for acquisition
  of subsidiary                                    0          0     11,033
  Expenses paid by shareholder                     0          0     13,538
Increase in liabilities:
    Accounts Payable                           3,526      1,264      4,790
    Accrued liabilities                            0       (100)       100
    Note Payable Shareholder                   9,757      3,381     13,138
                                            --------  ---------  ---------
       Net Cash Provided by Operating
       Activities                                  0          0          0
                                            --------  ---------  ---------
Cash Flows Provided by Investing Activities        0          0          0

Cash Flows Provided by Financing Activities        0          0          0
                                            --------  ---------  ---------
    Net Increase (Decrease) in Cash                0          0          0

Beginning Cash Balance                             0          0          0
                                            --------  ---------  ---------
Ending Cash Balance                         $      0  $       0  $       0
                                            ========  =========  =========

Supplemental Disclosure Information:
  Cash paid during the year for
  interest                                  $      0  $       0  $       0
  Cash paid for income taxes                       0          0          0


          See accompanying notes to financial statements

                       LENTEC IMAGING, INC.
                  [A Development Stage Company]
                   Notes to Financial Statement
                        December 31, 2005

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

		Cash & Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. There is no cash nor equivalents as of December
31, 2005.

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

	   New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statements of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning the first interim period after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.



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

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


Deferred Tax Asset                        Balance     Rate  Tax
-------------------------------------------------------------------
Federal Loss carryforward (expires 2025)  $  30,533   15%   $4,580
State loss carryforward (expires 2020)    $  30,133    5%    1,507
Valuation allowance                                         (6,087)
                                                           --------
    Deferred Tax Asset                                       $ 0


The valuation allowance has increased $2,599 from $3,488 at December 31, 2004.



NOTE D          RELATED PARTY TRANSACTIONS

Shareholders have paid expenses on behalf of the Company and have advanced money for the purpose of paying operating expenses and providing working capital in the amount of $26,676. The outstanding balance is unsecured, non-interest bearing, and and payable on demand.

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

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar years ending December 31, 2005 and 2004, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Business Experience.
--------------------

Jeff D. Jenson, 35 years old, is the Managing Director of Tryant, LLC.
Mr. Jenson has been a financial consultant to development stage businesses and public corporations for ten years. Formerly, Mr.
Jenson was president of Jenson Services, a Utah merger and acquisition corporation. During his tenure at Jenson Services, Inc., Mr. Jenson completed upwards of 30 reorganizations at a rate of three to five transactions per year. Mr. Jenson was the founder of Vic's Nutritional Products, Inc., which owned interests in twenty retail locations in shopping malls throughout the U.S. Mr. Jenson graduated from Westminster College with degrees in aviation and business management.


Harold Jenson, 37 years old, is the Vice President and a director. Mr. Jenson has been working in the construction industry since 1998. Mr. Jenson currently is a partner in Jenson Orton Contruction, a Utah based construction company.

Jason Jenson, 30 years old, is the Secretary and a director. Mr. Jenson owns his own painting business, which he has operated since 1993.



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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Jeff Jenson   12/31/05   0     0     0         0        0      0       0
Director      12/31/04   0     0     0         0        0      0       0
President     12/31/03   0     0     0         0        0      0       0

Harold T.     12/31/05   0     0     0         0        0      0       0
Jenson        12/31/04   0     0     0         0        0      0       0
Vice Pres.    12/31/03   0     0     0         0        0      0       0
Director

Jason Jenson  12/31/05   0     0     0         0        0      0       0
Sec/Tres      12/31/04   0     0     0         0        0      0       0
Director      12/31/03   0     0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ending December 31, 2005, 2004 and 2003, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of December 31, 2005 and 2004, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/04    12/31/05 and Currently
----------------                          --------    ----------------------

Jeff D. Jenson	               		9,000,000 84.9%   9,000,000 84.9%

TOTALS                                	9,000,000 84.9%	  9,000,000 84.9%


Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2005 and 2004, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/04    12/31/05 and currently
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

32        906 Certification

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Lentec Imaging Inc. by its principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:

     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $  11,235      $  3,328

     Audit-related fees                $  0           $  0

     Tax fees                          $  312         $  275

     All other fees                    $  464         $  142

     Total fees                        $  12,011      $  3,745

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

                                   LENTEC IMAGING, INC.


Date:   3/17/2006                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   3/17/2006                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   3/17/2006                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   LENTEC IMAGING, INC.


Date:   3/17/2006                    By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   3/17/2006                    By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   3/17/2006                    By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director