Form 10KSB/A
period 2005-12-31
LENTEC IMAGING INC /
filed 2006-04-12
CIK 812355

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB/A
                          Amendment No. 1

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

     (1)   Yes X    No            (2)   Yes  X    No
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

In September 1994, the Company issued 17,510,208 shares as part of an Agreement and Plan of Merger with LenTec Imaging, Inc. In October 2000, the Court ordered this agreement be voided ab initio and the shares issued as part of this agreement be cancelled and voided. It is not known whether all of these shares have been returned to the transfer agent for cancellation, as the records were lost. The Company has notified the transfer agent and its legal counsel regarding the cancelled shares.



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

T.W.A.R., Inc. acquired a Georgia Corporation known as Lentec Imaging, Inc. The two companies were merged together and the control of the Company was shifted to the owners of Lentec. The name of the Company was changed to Lentec Imaging, Inc. Agreements were made concerning the common stock of the Company which were never fulfilled. This resulted in a judgment which made the combination null and void, ab initio. The Court ordered the Company to be returned to the state and control it was under prior to this September 15, 1994 transaction. As part of this agreement, 17,510,208 new shares were issued. The Court ordered that these shares be cancelled and voided. It is not known whether all of these shares have been returned to the transfer agent for cancellation, as the records were lost. The Company has been essentially dormant since this transaction.


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

                                   LENTEC IMAGING, INC.


Date:   4/11/2006                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   4/11/2006                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   4/11/2006                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   LENTEC IMAGING, INC.


Date:   4/11/2006                     By /s/ Jeff D. Jenson
                                     Jeff D. Jenson, President and
                                     Director

Date:   4/11/2006                     By /s/ Harold T. Jenson
                                     Harold T. Jenson, Vice President and
                                     Director

Date:   4/11/2006                     By /s/ Jason Jenson
                                     Jason Jenson, Secretary/Treasurer and
                                     Director