Form 10QSB
period 2006-03-31
LENTEC IMAGING INC /
filed 2006-05-15
CIK 812355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 21,550 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

March 31, 2006

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

            LENTEC IMAGING, INC.
      (A  DEVELOPMENT  STAGE  COMPANY)
         CONDENSED  BALANCE  SHEET
               (UNAUDITED)


                                                       March 31,
                                                         2006
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $        0
----------------------------------------------------  -----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $        0
----------------------------------------------------  -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Liabilities. . . . . . . . . . . . . . . . .  $      100
Accounts Payable   . . . . . . . . . . . . . . . . .  $    3,314
Due to Stockholder . . . . . . . . . . . . . . . . .      11,706
----------------------------------------------------  -----------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      15,120
----------------------------------------------------  -----------

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares

authorized; no shares issued and outstanding . . . .           -
Common stock, $.001 par value; 100,000,000 shares
authorized; 21,550 issued and outstanding. . . .              22
Additional Paid in Capital                                81,011
Deficit accumulated during the development stage . .     (96,153)
----------------------------------------------------  -----------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .     (15,120)
====================================================  ===========

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $        0
====================================================  ===========


The accompanying notes are an integral part of these financial statements.

           LENTEC IMAGING, INC.
       (A DEVELOPMENT STAGE COMPANY)
    CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the three Months      Through
                                            Ended March 31        March 31,
                                          2006          2005        2006
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        3,554         5,880        33,019
                                     ------------  ------------  ------------

Provision for Income/Franchise
Taxes - Notes A&C                             --            --        (2,101)
                                     ------------  ------------  ------------

Loss from discontinued operations             --            --       (61,033)
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (3,554)  $    (5,880)  $   (96,153)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.18)  $     (0.30)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .       19,572        19,550
                                     ------------  ------------


The accompanying notes are an integral part of these financial statements.

LENTEC IMAGING, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                     From
                                                                  February 1,
                                                                     1979
                                                                  (date of
                                                                  inception)
                                         For the three Months      Through
                                            Ended March 31         March 31,
                                            2006          2005        2006
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $ (3,554)    $ (5,880)   $ (96,153)
Increase in Accounts Payable. . . . . . .    (1,476)       4,380        3,314
Loss from disposal of mining properties           0            0       50,000
Common stock issued for acquisition
of subsidiary                                     0            0       11,033
Increase in accrued liabilities                   -            -          100
Note payable to Shareholder                   5,030        1,500       31,706
                                           ----------  ----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         0           0             0
                                           ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . .         0           0             0
                                           ----------  ----------  -----------

CASH AT BEGINNING OF PERIOD . . . . . . .         0           0             0
                                           ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . .  $      0    $      0    $        0
                                           ----------  ----------  -----------

SIGNIFICANT NON-CASH TRANSACTIONS
	Issuance of Stock for Debt		   20,000           0

The accompanying notes are an integral part of these financial statements.

NOTE TO FINANCIAL STATEMENTS:
PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Certain information and disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

STOCK ISSUANCES

On March 30, 2006 2,000,000 shares (pre-split) were issued to Jeff Jenson to retire $20,000 of a note payable due to Mr. Jeff Jenson.

SUBSEQUENT EVENTS

Effective April 19, 2006 the Company approved a 1000 to 1 reverse stock split of the Company's common stock. At that time the Company also approved a name change to "RTO Holdings, Inc." and a change in the state of domicile from Utah to Nevada. These events require new Articles of Incorporation which, when drafted, increase the authorized shares to 10,000,000 preferred shares and 100,000,000 common shares, both with a revised par value of $.001.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------


Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

The Company has not generated revenue since 1994.

The Company had general and administrative expenses of $3,554 during the three months ended March 31, 2006, resulting in a net loss of $3,554. During the same period in 2005, the Company experienced $5,880 in general and administrative expenses resulting in a net loss of $5,880. Expenses during the first three months of 2006 and 2005 were $3,554 and $5,880 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 1, 1979 through March 31, 2006 was $96,153.

Liquidity and Capital Resources

At March 31, 2006, the Company's total assets consisted of $0. Liabilities at March 31, 2006 totaled $15,120. At December 31, 2005, the Company had total assets consisting of $0. Stockholders' deficit totaled $15,120 on March 31, 2006, compared to total stockholders' deficit of $92,599 at December 31, 2005. The Company currently has 12,600 shares of common stock issued and outstanding at a par value of $.001.

Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Utah, as well as paying legal and accounting fees. Management does not anticipate that our
Company will have to raise additional funds during the next 12 months.

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


Plan of Operation.
------------------
    Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

    On March 30, 2006, the Company issued 2,000,000 shares of common stock (pre-split) to our President, Jeff Jenson to retire $20,000 on a note payable due to him.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

Stockholders holding shares representing 87.3% of the votes entitled to be cast at a meeting of the Company's stockholders, consented in writing to the following proposed actions. The Company has filed a Preliminary Schedule 14C Information Statement further describing these actions on April 24, 2006.

1.
Reverse split the currently issued and outstanding common stock of the Company on a 1,000 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.

2.
Change the domicile of LenTec Imaging, Inc. from the state of Utah to the State of Nevada which requires new Articles of Incorporation that will provide for the following:

(a)
Increase the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.001 par value, in such series and designations as may be authorized by the Board of Directors.

(b)
Change the name of the Company to RTO Holdings, Inc.





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

LENTEC IMAGING, INC.


Date:  May 15, 2006
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  May 15, 2006
                                   /s/ Harold Jenson
                                   ------------------------------
                                   Harold Jenson
                                   Vice President

Date:  May 15, 2006
                                   /s/ Jason Jenson
                                   ------------------------------
                                   Jason Jenson
                                   Treasurer/Secretary and CFO