Form 10QSB
period 2006-06-30
RTO HOLDINGS INC
filed 2006-08-10
CIK 812355

--------------------------
                                                            OMB APPROVAL
                                                      OMB Number:      3235-0416
                                                      Expires:    March 31, 2007
                                                      Estimated average burden
                                                      Hours per response.....182
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended June 30, 2006

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                For the transition period from _______ to ______

                             Commission file number
                                    000-15579

                               RTO HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               87-0348444
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                      12890 Hilltop Road, Argyle, TX 76226
                    (Address of principal executive offices)

                                  972-233-0300
                           (Issuer's telephone number)

                              LenTec Imaging, Inc.
              1348 East 3300 South, #202, Salt Lake City, UT 84106 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes xx No

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 13b-2 of the Exchange Act).                                Yes xx No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 25, 2006 there were 1,385,598 shares of common stock, $.001 par value issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes     No xx

SEC2334(9-05)     Persons who are to respond to the  collection  of  information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                                   FORM 10-QSB
                               RTO HOLDINGS, INC.

                                      INDEX
                                                                            Page
PART I.  Financial Information

         Item 1.  Unaudited Financial Statements                               3

         Condensed Balance Sheet June 30, 2006                                 4

         Condensed Statements of Operations for the Three and Six Months       5
         ended June 30, 2006 and 2005 and for the Period Feb. 1, 1979
         (Date of Inception) to June 30, 2006.

         Condensed Statement of Cash Flows for the Six Months Ended June       6
         30, 2006    and 2005 and for the Period Feb. 1, 1979 (Date of
         Inception) to June 30, 2006.

         Notes to Financial Statements                                         7

         Item 2.  Management's Discussion and Analysis of Financial            8
         Condition and Results of Operations

         Item 3.  Controls and Procedures                                     11


PART II. Other Information                                                    11

         Item 1.  Legal Proceedings                                           11
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 11
         Item 3.  Defaults Upon Senior Securities                             11
         Item 4.  Submission of Matters to a Vote of Security Holders         11
         Item 5.  Other Information                                           11
         Item 6.  Exhibits                                                    12

         Signatures                                                           12

                     (Inapplicable items have been omitted)

                                     PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of RTO Holdings, Inc. (a development stage company) at June 30, 2006 and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2006 and 2005 and the period Feb. 1, 1979 (inception) to June 30, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

RTO HOLDINGS, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEET
(UNAUDITED)
                                                                  June 30, 2006
                                                                  -------------
Assets
   Cash                                                           $      13,600
                                                                  -------------
Total Current Assets                                              $      13,600
                                                                  -------------
Total Assets                                                      $      13,600
                                                                  -------------


Liabilities and Stockholders' Equity
  Liabilities                                                     $        --

Stockholders' Equity
  Preferred stock, $.001 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                    $        --

  Common stock, $.001 par value; 100,000,000 shares
  authorized; 1,385,598 issued and outstanding                    $       1,386
  Additional Paid-in Capital                                      $      93,247
  Deficit Accumulated During Development Stage                    $     (81,033)
                                                                  -------------
Total Stockholders' Equity                                        $      13,600
                                                                  -------------

Total Liabilities and Stockholders' Equity                        $      13,600


















The accompanying notes are an integral part of these financial statements.


RTO HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                                 From Feb 1,
                                                                                 1979
                                                  For the        For the         (date of
                                                  Six Months     Six Months      inception)
                                                  Ended          Ended           through
                                                  30-Jun-06      30-Jun-05       30-Jun-06
                                                  ------------   ------------    ------------
Revenue                                           $       --     $       --      $       --

General and Administrative Expenses               $     17,034   $      8,913    $     46,499

Gain on Forgiveness of Debt                       $     28,600   $       --      $     28,600

Provision for Income/Franchise Taxes              $       --     $       --      $     (2,101)

Loss from Discontinued Operations                 $       --     $       --      $    (61,033)

Net Income / (Loss)                               $     11,566   $     (8,913)   $    (81,033)

Basic and Diluted Income / (Loss) Per Share                      $       0.08    $      (0.41)

Weighted Average Number of Shares Outstanding          137,322         21,620

                                                  For the        For the
                                                  Three Months   Three Months
                                                  Ended          Ended
                                                  30-Jun-06      30-Jun-05
                                                  ------------   ------------
Revenue                                           $       --     $       --

General and Administrative Expenses               $     13,480   $      3,033

Gain on Forgiveness of Debt                       $     28,600   $       --

Provision for Income/Franchise Taxes              $       --     $       --

Loss from Discontinued Operations                 $       --     $       --

Net Income / (Loss)                               $     15,120   $     (3,033)
                                                  ------------   ------------

Basic and Diluted Income / (Loss) Per Share       $       0.06   $      (0.14)

Weighted Average Number of Shares Outstanding          249,774         21,620










The accompanying notes are an integral part of these financial statements.


RTO HOLDINGS, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


                                                                                     From Feb 1,
                                                                                     1979
                                                       For the        For the        (date of
                                                       Six Months     Six Months     inception)
                                                       Ended          Ended          through
                                                       30-Jun-06      30-Jun-05      30-Jun-06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)                                    $    11,566    $    (8,913)   $   (81,033)
Increase/(Decrease) in Accounts Payable                $    (4,790)   $     3,999    $      --
Loss from Disposal of Mining Properties                $      --      $      --      $    50,000
Common Stock issued for acquisition of Subsidiary      $      --      $      --      $    11,033
Increase/(decrease) in accrued liabilities             $      (100)   $       200    $      --
Increase / (decrease) in Note Payable to Shareholder   $    (6,676)   $      --      $     6,462
Expenses paid by Shareholder                           $      --      $     4,714    $    13,538
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $      --      $      --      $      --

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                 $    13,600    $      --      $    13,600
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              $    13,600    $      --      $    13,600


NET INCREASE (DECREASE) IN CASH                        $    13,600    $      --      $    13,600

CASH AT BEGINNING OF PERIOD                            $      --      $      --      $      --
                                                       -----------    -----------    -----------

CASH AT END OF PERIOD                                  $    13,600    $      --      $    13,600

SIGNIFICANT NON-CASH TRANSACTIONS
    ISSUANCE OF STOCK FOR DEBT                         $    20,000    $      --      $    20,000











The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS:

STOCK ISSUANCES

On March 30, 2006 2,000,000 shares (pre-split) were issued to Jeff Jenson to retire $20,000 of a note payable due to Mr. Jeff Jenson.

During the second quarter of this year, the Company issued 1,360,000 post-split shares of common stock to two accredited shareholders for total proceeds of $13,600.

CHANGE IN OWNERSHIP

Effective June 16, 2006 the Company completed a 1000 to 1 reverse stock split of the Company's common stock. At that time the Company also changed their name to RTO Holdings, Inc. and their state of domicile from Utah to Nevada. These events required new Articles of Incorporation which, when drafted, increased the authorized shares to 10,000,000 preferred shares and 100,000,000 common shares, both with a revised par value of $.001.

On June 21, 2006, a Purchase Agreement was consummated and the controlling shareholder sold 11,000 shares of common capital stock, par value $.0001 per share, to an unrelated party for an aggregate purchase price of $650,000. Following the purchase, pursuant to the Stock Purchase Agreement, the unrelated party became the holder of approximately 98% of the Company's issued and outstanding common capital stock.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, a former officer and director forgave past debts of $28,600.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. RTO Holdings, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission

History and Organization

RTO Holdings, Inc. was originally organized under the laws of the State of Utah on February 1, 1979, under the name "Faro Mining and Milling Corporation." Our Company was formed for the purpose of developing mining properties. It was determined in 1986 that it was too costly to continue to hold on to its mining leases, thus the leases were abandoned. Our Company's initial authorized capital consisted of 50,000,000 shares of $0.001 par value common voting stock. On November 20, 1986, our Company's name was changed to "T.W.A.R., Inc." We also increased the authorized shares to 20,000,000 no par value common stock. On June 7, 1995, our Company amended the Articles of Incorporation to change our name to "LenTec Imaging, Inc." In addition, we added 500,000 shares of no par value preferred stock.

On June 16, 2006, pursuant to the terms of a Stock Purchase Agreement between Jeff Jenson ("Jenson") and Halter Financial Investments, L.P. ("HFI"), we redomiciled to the State of Nevada, effected a reverse split of the then issued and outstanding shares of our common stock on a 1,000 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares, and increased our Common Stock to 100,000,000 shares, par value $.001 and Preferred Stock to 10,000,000 shares with $.001 par value. We also changed our name to RTO Holdings, Inc.

On June 21, 2006, the Jenson/HFI Stock Purchase Agreement was consummated and Jenson sold 11,000 shares of RTO Holdings, Inc., f/k/a LenTec Imaging, Inc. common capital stock to HFI for an aggregate purchase price of $650,000. Neither Jenson, the Company, nor any of their affiliates had any relationship with HFI or any of its affiliates other than in respect of the Stock Purchase Agreement. Following its purchase of the shares pursuant to the Stock Purchase Agreement, HFI became the holder of approximately 98% of the Company's issued and outstanding common capital stock.

A further condition of the Jenson/HFI transaction was the sale of 1,335,000 post split shares of common stock of the Company to HFI and the sale of 25,000 post split shares of common stock of the Company to a party identified by Tryant, LLC, an entity owned and controlled by Jenson. The sale of the referenced shares was at a price of $0.01 per share.

Upon closing the HFI transaction, current officers and directors of the Company appointed Mr. Timothy P. Halter to the Board of Directors and then resigned as officers and directors of the Company, leaving Mr. Halter as the sole officer and director.

As a result of the change in control, the Company has changed its address and telephone number to RTO Holdings, Inc., 12890 Hilltop Road, Argyle, Texas 76226, Phone 972-233-0300, Fax 940-233-0300.

Our Business

RTO Holdings, Inc. intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

     o    available technical, financial and managerial resources;
     o    working capital and other financial requirements;
     o    the history of operations, if any;
     o    prospects for the future;
     o    the nature of present and expected competition;
     o the quality and experience of management services which may be available and the depth of the management;
     o    the potential for further research, development or exploration;
     o    the potential for growth and expansion;
     o    the potential for profit;
     o the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

     o descriptions of product, service and company history; management resumes;
     o    financial information;
     o available projections with related assumptions upon which they are based;
     o    an explanation of proprietary products and services;
     o evidence of existing patents, trademarks or service marks or rights thereto;
     o    present and proposed forms of compensation to management;
     o a description of transactions between the prospective entity and its affiliates;
     o    relevant analysis of risks and competitive conditions;
     o    a financial plan of operation and estimated capital requirements;
     o    and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property.

We do not currently own any property. We utilize office space provided by Timothy P. Halter, our sole officer and director at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Six Month Periods ended June 30, 2006 and 2005

We had no revenues for the six-month period ended June 30, 2006 and total expenses for the six months ended June 30, 2006 were $17,034. We recognized a gain on retirement of debt of $28,600 during this period in 2006. During the six-month period ended June 30, 2005 we had no revenues and total expenses during the period were $8,913.

Our expenses consisted mostly of professional fees for accounting and legal work.

Three Month Periods Ended June 30, 2006 and 2005

Net Income for this period was $15,120 for 2006 and $(3,033) for the same period 2005. The increase in income was due to the forgiveness of debt by a former officer and director of the Company.

Our expenses for the three month periods ended June 30, 2006 and June 30, 2005, were $13,480 and $3,033 respectively, representing an increase of $10,447 due mostly to increased legal representation during this period.

Liquidity and Capital Resources

On June 30, 2006, we had cash on hand of $13,600, compared to $0 as of March 31, 2006.

We estimate that our cash requirements for the next 12 months to be less than our cash on hand.

At June 30, 2006, we had total assets of $13,600 and an accumulated deficit of $81,033, compared to total assets of $0 and an accumulated deficit of $88,229 at June 30, 2005. ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

During the second quarter of this year, we issued 1,360,000 shares of common stock to two accredited shareholders for total proceeds of $13,600.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On April 19, 2006 the Company approved a 1000 to 1 reverse stock split of the Company's common stock. At that time the Company also approved a name change to "RTO Holdings, Inc." and a change in the state of domicile from Utah to Nevada. These events required new Articles of Incorporation which, when drafted, increased the authorized shares to 10,000,000 preferred shares and 100,000,000 common shares, both with a revised par value of $.001.

The stockholders holding shares representing 87.3% of the votes entitled to be cast at a meeting of the Company's stockholders consented in writing to the actions. The actions became effective on June 16, 2006 and were reported previously in a Current Report on Form 8-K and in the Company's 14C Information Statement dated May 26, 2006.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.    SEC Ref. No.     Title of Document                                            Location
1              31               Certification of the Chief Executive Officer and Chief
                                Financial Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002                                    Attached

2              32               Certification of the Chief Executive Officer and
                                Chief Executive Officer and Chief
                                Financial Officer pursuant to U.S.C. Section 1350 as
                                adopted pursuant to Section 906of the Sarbanes-Oxley
                                Act of 2002                                                   Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RTO HOLDINGS, INC.



Date: August 10, 2006         /s/ Timothy P. Halter
                             ----------------------
                             Timothy P. Halter
                             Chief Executive Officer and Chief Financial Officer