Form 10QSB
period 2006-09-30
ORION ETHANOL, INC
filed 2006-11-14
CIK 812355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

ORION ETHANOL, INC.

(Exact name of registrant as specified in its charter)
Nevada	000-15579	87-0348444
(State of Incorporation)	(Commission File No.)	(IRS Employer ID No.)

307 S. Main
Pratt, KS 67124
(Address of Principal Executive Offices)

(620) 672-2814

Registrant’s Telephone Number, Including Area Code:

RTO Holdings, Inc.
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

32,661,025 shares of common stock, par value of $0.001 issued and outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐ No ☒

Orion Ethanol, Inc.
Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

September 30,
2006
(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$558
Prepaid expenses and other current assets	139
Deposits	312
Accounts Receivable	9
Note Receivable - Related Parties	5
Restricted cash	3

Total current assets	1,026

PROPERTY AND EQUIPMENT
Land and improvements	2,687
Building and Improvements net of accumulated depreciation of	5
Construction in Progress	27,107

29,799

OTHER ASSETS
Water Rights	1,166
Land and water options	153
Loan costs net of accumulated amortization	1,598
of $32 in 2006
Deposits on construction	5,711

8,628

$39,453

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

September 30,
2006
(unaudited)
CURRENT LIABILITIES
Accounts payable	7,696
Accrued expenses	43
Advances payable-related parties	627
Current portion of long-term debt	-

Total current liabilities	8,366

LONG-TERM DEBT
Long term debt	13,636

Minority interest in Gateway Holdco, LLC	6,496

Total liabilities	28,498

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDER EQUITY
Preferred Stock; $.001 par value; 10,000,000 authorized; none issued and outstanding $0	-

issued and outstanding $32,661	33
Paid in Capital	19,011
Accumulated deficit during development stage	(8,089)

TOTAL SHAREHOLDER EQUITY	10,955

Total Liabilities & Stockholders' Equity	$39,453

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)
	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003	For the Period from January 1, 2003 (inception) through September 30, 2006

Mangement fee income	$-	$-	$-	$-				$-

Operating expenses
Labor, contract labor and payroll taxes	196	61	271	214	$245	$2	$5	523
Legal, accounting & consulting	762	33	1,075	307	323	897	220	2,515
Non-cash consulting expense	5,553	-	5,553	-				5,553
Other	100	14	142	84	91	102	66	401

	6,611	108	7,041	605	659	1,001	291	8,992

Loss from operations	(6,611)	(108)	(7,041)	(605)	(659)	(1,001)	(291)	(8,992)

Other income (expense)
Expiration of Water Options	(75)	-	(75)	-	-	-	-	(75)
Interest expense	(9)	-	(9)	-	-	-	-	(9)
Interest income	43	-	132	-	-	1	2	135

Minority interest	37	-	113	-	-	-	-	852

	(4)	-	161	-	-	1	2	903

NET LOSS	$(6,615)	$(108)	$(6,880)	$(605)	$(659)	$(1,000)	$(289)	$(8,089)

Net income/(loss) per common share

Basic & diluted	$(0.21)	$(0.04)	$(0.31)	$(0.23)				$(1.50)

Weighted average common shares outstanding-
Basic & diluted	32,198	2,666	22,139	2,666				5,383

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the period from January 1, 2003 (inception) through September 30, 2006
Cash flows from operating activities
Net loss	$(6,880)	$(605)	$(8,089)

Depreciation and amoritzation	32	-	32
Non-cash consulting expense	5,553	-	5,553
Water option expiration	75	-	75

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities
Accounts receivable		-
Prepaid expenses and other current assets	(465)	-	(465)
Accounts payable and accrued expenses	8,366	(549)	8,366

Net cash used in operating activities	6,681	(1,154)	5,472

Cash flows from investing activities
Capital expenditures	(25,499)	(1,474)	(30,277)
Restricted cash	(3)	-	(3)
Deposits on construction	(5,711)	-	(5,711)

Net cash used in investing activities	(31,213)	(1,474)	(35,991)

Cash flows from financing activities
Loan costs	(1,598)	-	(1,598)
Proceeds from long-term debt	12,627	-	12,627
Capital contributions	12,928	250	19,389
Distributions to members	-	(350)	(350)
Advances from related parties	1,009	-	1,009
Net cash provided by financing activities	24,967	(100)	31,077

Net increase (decrease) in cash and cash equivalents	434	(2,728)	558
Balance-beginning of period	124	2,906	-
Balance-end of period	$558	$178	$558

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	ORGANIZATION AND OPERATIONS

We were originally incorporated in the State of Utah on February 1, 1979, under the name Faro Mining and Milling Corporation for the purpose of developing mining properties. In 1986, we changed our name to T.W.A.R., Inc. and discontinued our mining business and thereafter, on June 7, 1995, we changed our name LenTech Imaging, Inc. We had no active business operations from 1986 until August 28, 2006, when we completed a reverse acquisition transaction with Orion Ethanol, LLC ("Orion"), as described below.

On April 19, 2006, our Board of Directors approved and authorized the following events (i) a 1,000 to 1 reverse stock split of our common stock, (ii) a change of our state of incorporation from Utah to Nevada and (iii) an increase in our authorized capital stock from 20,000,000 to 110,000,000 shares (100,000,000 common and 10,000,000 preferred) at $.001 par value per share, and (iv) the change of our name to "RTO Holdings, Inc."

On June 16, 2006, we entered into a merger agreement under which we merged with and into a newly formed Nevada corporation called RTO Holdings, Inc. ("RTO"). The merger became effective after the filing of the Articles of Acquisition on June 16, 2006.

On June 21, 2006, Jeff Jenson, our then-principal shareholder, entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Halter Financial"). Pursuant to the Stock Purchase Agreement, Mr. Jenson sold 11,000 post-reverse split shares of our common stock to Halter Financial for a purchase price of $650,000. As a condition of the consummation of the Stock Purchase Agreement, an additional 1,335,000 post-reverse split shares of our common stock was sold to Halter Financial and 25,000 post-reverse split shares of our common stock to Tryant, LLC, an entity owned and controlled by Mr. Jenson, at a price of $0.01 per share. As a result of these transactions, Halter Financial became the holder of approximately 98% of our issued and outstanding common stock. Upon the consummation of the transactions under the Stock Purchase Agreement and following the resignation of our incumbent officers and directors, Timothy Halter, the principal of Halter Financial, became our sole officer and director.

Effective June 21, 2006, we changed our symbol on the OTC Bulletin Board to "RTOH."

Our Reverse Acquisition of Orion

On August 28, 2006, (the "Acquisition Date") we entered into a Securities Exchange Agreement (the "Securities Exchange Agreement") with Orion Ethanol, LLC and its members pursuant to which we acquired all of the issued and outstanding membership units of Orion in exchange for a total of 31,272,740 shares of our common stock, which constituted 95.75% of our issued and outstanding common stock. As a result of the foregoing transactions, Halter Financial’s holdings of our common stock was reduced from approximately 98% to approximately 4% of our issued and outstanding common stock. Upon consummation of the exchange transaction, Mr. Halter resigned as our sole officer and director and Patrick N. Barker was appointed as our sole director and officer.

Background of Orion Ethanol, LLC.

Orion was formed on August 28, 2006 as a holding company for membership interests in Gateway Holdco, LLC, a Kansas limited liability company and Orion Development, LLC, a Kansas limited liability company. In August 2006, prior to, and in contemplation of, the consummation of the transactions contemplated by the Securities Exchange Agreement, the members of Gateway Holdco (the "Former Gateway Members") and the members of Orion Development (the "Former Orion Development Members") exchanged their units in Gateway Holdco and Orion Development, respectively, for units of Orion (the "Unit Exchanges"). Following the Unit Exchanges, Orion became the parent of Gateway Holdco (Orion owns 62% of Gateway Holdco with Indeck Energy Services, Inc. ("Indeck"), Noble Americas Corp. ("Noble") and White Pines, LLC ("White Pines") holding minority interests of 23.8%, 9.5% and 4.7% respectively) and Orion Development (Orion owns 100% of Orion Development). Gateway Ethanol, LLC, a Kansas limited liability company ("Gateway Ethanol") which was a wholly-owned subsidiary of Gateway Holdco became a majority-owned subsidiary of Orion.

Post Reverse Acquisition

Following the reverse acquisition Orion became our wholly-owned subsidiary and the holding company for all of our commercial operations. Our commercial operations constitute those of a renewable energy company focusing on commercial ethanol production. Ethanol, or ethyl alcohol, is 200-proof grain alcohol. An ethanol plant produces fuel-grade ethanol, which may be blended in a percentage with gasoline to make a finished motor fuel.

Since the former members of Orion owned a majority of the issued and outstanding shares of our common stock after the reverse acquisition, the transaction was accounted for as a recapitalization of RTO Holdings where Orion is deemed to be the accounting acquirer and has adopted the capital structure of RTO. The assets and liabilities of RTO were therefore deemed to have been acquired by Orion from RTO, at the Acquisition Date. Accordingly, all financial information included in this report on Form 10-QSB prior to the Acquisition Date is that of Orion, as if Orion had been the registrant. The financial information since the Acquisition Date is that of RTO, Orion and other subsidiaries, consolidated.

A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Orion from RTO, as of the Acquisition Date, at the estimated fair market value as determined by management, as follows:

Total assets	$10,183
Total liabilities	$0

Assets in excess of liabilities deemed acquired from RTO	$10,183

We do not have any active manufacturing operations and have not yet commenced the production of ethanol, however, Gateway Ethanol is currently constructing a 55 million gallon per year dry-grind ethanol plant near Pratt, Kansas (the "Pratt facility"). We have entered into agreements to acquire an aggregate of approximately 1,400 acres of land for the construction of ethanol production facilities at the following locations: Enid, Oklahoma, Shattuck, Oklahoma, Hugoton, Kansas and Colby Kansas. The air quality permits for our planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006.

Effective November 2, 2006, we changed our name to Orion Ethanol, Inc. ("Company") to reflect our business as a renewable energy company focusing on commercial ethanol production. Our new stock symbol on the OTC Bulletin Board is "OEHL".

Note 2.	BASIS OF PRESENTATION

The accompanying unaudited interim Condensed Consolidated Financial Statements of the Company have been prepared in accordance with applicable Securities and Exchange Commission ("SEC") requirements for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements in accordance with SEC requirements and, accordingly, these financial statements should be read in conjunction with (i) the audited Consolidated Financial Statements of the Company (RTO Holdings, Inc) for the year ended December 31, 2005, included in our Annual Report on Form 10-KSB for the year ended December 31, 2005; (ii) the audited Consolidated Financial Statements for Gateway Holdco (and its wholly-owned subsidiary Gateway Ethanol) and (iii) the audited Financial Statements for Orion Development which were included in the Form 8-K filed with the SEC on August 29, 2006.

In the opinion of management, the financial statements included herein include all adjustments necessary for a fair statement of the information required to be set forth therein. Interim results are not necessarily indicative of results for the full year.

Note 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation— The accompanying financial statements include the accounts of our Company, our wholly owned subsidiary, Orion which we acquired on August 28, 2006, Orion Development and Gateway Ethanol.

Use of estimates— The preparation of these interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents— For the purposes of reporting cash and cash flows, we consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents as of September 30, 2006, included amounts in operating accounts in excess of federally insured limits. We have not experienced any losses in such accounts. The carrying value of cash and cash equivalents was their fair value due to the relatively short maturity of these instruments.

Property and equipment— Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Land improvements and construction in progress will be depreciated upon the commencement of operations at the property. The money withheld on work performed for land improvements and construction in progress is included in these accounts and offset by a current liability for accrued retainage.

Impairments — We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Loan costs— Loan fees are debt issuance costs stated at cost. Debt issuance costs will be amortized using the effective interest method over the term of the debt.

Capitalization of Interest Costs on Borrowings - We capitalize interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the life of the assets. For the three months and nine months ended September 30, 2006, we capitalized $233,779 and $488,981 of interest expense, respectively, in connection with the Pratt facility.

Intangible assets - Intangible assets consist of costs related to water rights and the option to purchase water rights and land for our future projects. The water rights are considered to have infinite lives at this time and for that reason will have no corresponding amortization. The Company will evaluate the remaining useful life each year to determine whether events and circumstances continue to support an indefinite useful life. The land and water right options have finite lives, one-year. Accordingly, the costs are capitalized as incurred and will be expensed should the options lapse without being exercised. If the options are exercised, the costs of the options will be capitalized as a portion of the cost to acquire the land and water for the project.

Earnings Per Share - Earnings per share represents net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Weighted average shares were calculated giving effect to the issuance of 31,272,740 shares for all the outstanding units of Orion, as if the reverse acquisition had occurred at the beginning of each period presented.

Income Taxes- We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We provide a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized. We will file a federal income tax return, which will include the taxable income or loss from our subsidiary, Orion, from the Acquisition Date. Our net operating loss for the period from August 28, 2006 through September 30, 2006 was approximately $791,000. Prior to the reverse acquisition, Orion was a non-income tax paying entity. Taxable income or loss flowed through to the members, and the resulting tax liabilities are payable by the members.

Note 4.	LONG TERM DEBT

A summary of long-term debt obligations are as follows:

in thousands	September 30,
2006

Tax Increment Financing Promissory Note	$10,804
Subordinated Debt	1,823
Note Payable to Shareholders	1,009
13,636

Note 5.	SHAREHOLDERS' EQUITY

On August 28, 2006, the Acquisition Date, we entered into the Securities Exchange Agreement with Orion and its members, pursuant to which we acquired all of the issued and outstanding membership units of Orion in exchange for a total of 31,272,740 shares of our common stock, constituting 95.75% of our issued and outstanding common stock. As a condition of the reverse acquisition, 1,335,000 shares of common stock remained with Halter Financial and 25,000 shares of our common stock remained with Pennaluna & Co. as compensation for consulting work prior to the reverse merger. These shares were valued at their closing market price of $4 per share on August 28, 2006, to determine the value of the common stock given in exchange for services rendered. Approximately $5,553,000 was recorded as consulting expenses in the consolidated statement of operations.

Pursuant to the Securities Exchange Agreement we issued warrants to certain Former Gateway Members. These warrants are for the purchase of a number of shares of our common stock equal to the quotient of twenty percent of such member’s original investment in Gateway Holdco (the aggregate original investment amount of all Former Gateway Holdco Members being $14,100,000), divided by the price to be paid by investors for a share of our common stock in the next equity financing round in which we receive at least $20 million in gross proceeds. These warrants will be exercisable at an exercise price per share that is equal to 125% of the price paid by such investors in such equity financing round.

In connection with the reverse acquisition, Orion Ethanol, Inc. entered into a registration rights agreement with certain shareholders with an aggregate of 1,730,888 shares. If we should decide to proceed with the preparation and filing of a registration statement (in connection with the proposed offer and sale of any of our securities or any of our securities held our shareholders, any of our security holders for cash) then we will give written notice to such shareholders to exercise their rights pursuant to the registration rights agreement. Each of the eligible shareholders will have the right, after proper notice, to request that we include all or a portion of the shares held by them in such registration statement to the extent required in order to permit the sale or other disposition by such shareholder of its shares of our common stock.

Note 6.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon final completion of the Pratt facility, a 55 million gallon per year dry-grind ethanol plant near Pratt, Kansas, our controlling stockholder, SNB Associates, LLC, will become entitled to a payment in an amount not to exceed $830,000 for reimbursement of pre-development costs relating to the Pratt facility. This payment will only be made if there are any unexpended construction contingency or interest reserves at the time of final completion of the Pratt facility. We anticipate this payment will be made, if at all, in the second half of 2007. This obligation to reimburse SNB Associates, LLC arises under a verbal understanding of the parties.

Our wholly owned subsidiary, Orion is obligated to pay to our controlling stockholder, SNB Associates, LLC, $75,000 for expenditures made by SNB Associates, LLC in connection with the acquisition of water options in Hugoton, Kansas. This obligation arises pursuant to a verbal understanding between the parties, which was approved by the majority of membership interests in Orion Development on June 23, 2006.

On September 1, 2006, certain our shareholders and officers advanced to Orion a total of $1,000,000 evidenced by promissory notes for the purpose of placing deposits on long lead items needed for our projects in Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas and Colby Kansas. These promissory notes have a two-year term, payable on August 31, 2008, and carry an interest rate of 11.0% per annum calculated on a 360 day year. On November 10, 2006, we repaid in full the $1,000,000 principal amount of notes, plus interest to the date of repayment.

On August 14, 2006, Orion entered into an exclusive Financial Advisory Agreement with Global Hunter Securities pursuant to which Global Hunter Securities would be entitled to transaction-based commissions in connection with certain of our securities offerings and debt financings. Our President and Chief Executive Officer, Gary C. Evans, is a principal of Global Hunter Holding, L.P., the parent company that controls Global Hunter Securities.

On January 16, 2006, our affiliate, Wildcat Holdco, LLC, paid a $100,000 commitment fee to Dougherty Funding, LLC, one of our lenders, on behalf of Gateway Ethanol. Gateway Ethanol is obligated to repay this amount to Wildcat Holdco, LLC without interest and upon Wildcat’s demand. This obligation of Gateway Ethanol is pursuant to a verbal arrangement.

On February 2, 2006, Gateway Ethanol and Noble signed a Working Capital Facilities Term Sheet under which Noble agreed to provide Gateway Ethanol with a revolving line of credit for up to $7,500,000, the proceeds of which are to be made available to Gateway Ethanol for working capital needs, including financing the acquisition of corn for processing into ethanol. Under this revolving facility, Noble is required to make advances to Gateway Ethanol upon the request of Gateway Ethanol. Interest accrues on these advances at a rate of thirty day LIBOR plus 4.00% and outstanding amounts are offset by amounts due from Noble to Gateway Ethanol under the Ethanol Purchase and Sale Agreement.

On December 14, 2005, Noble, the holder of an approximately 9.5% minority interest in Gateway Ethanol, entered into an Ethanol Purchase and Sale Agreement with Gateway Ethanol pursuant to which Gateway Ethanol is required to sell to Noble all of the ethanol that it produces at the Pratt facility at the price at which Noble resells the ethanol less the costs of distribution and a market rate sales commission. In addition, Noble has arranged a debt service reserve letter of credit through Société Générale, in the amount of $3,250,000 as a credit enhancement mechanism to induce Dougherty Funding, LLC to provide a $54,300,000 term loan facility to Gateway Ethanol.

On October 21, 2005, an affiliate of Indeck, the holder of an approximately 23.7% minority interest in Gateway Ethanol, entered into an Energy Services Agreement with Gateway Ethanol pursuant to which Gateway Ethanol is required to purchase steam and heated air from Indeck for use at the Pratt facility at a monthly capacity cost of $672,000 and to reimburse Indeck for the raw materials required to generate such steam and heated air. The monthly capacity cost escalates at a rate of 3% per year over the term of 12-year term of the Energy Services Agreement.

Note 7.	SUBSEQUENT EVENTS

On November 3, 2006, we entered into several subscription agreements with 19 accredited investors (as defined in Section 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). Pursuant to the subscription agreements, on November 3, 2006, the investors acquired, in the aggregate, $12,430,000 in principal amount of convertible senior notes. The notes were acquired at face value. Except for Gary C. Evans, who is also an investor acquiring $1,000,000 in principal amount of notes, the investors do not have any material relationship with us or our affiliates other than in respect of this transaction.

The notes bear interest at a rate of 8% per annum. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. The notes mature on October 31, 2008. The notes automatically convert upon the closing of an equity financing that results in $100 million of gross cash proceeds to us, including the gross proceeds from the conversion of the notes. If there is such a qualified financing, then the principal amount of the notes would be convertible into the same securities that were issued in the qualified financing utilizing the same valuation as was used in the qualified financing. However if any warrants are issued in the qualified financing, then the holders of the notes would be entitled to twice as many warrants as the investors in the qualified financing. Also, at any time after May 1, 2007, the outstanding balance of the notes may be converted into our common stock at the option of the individual holders of the notes at a conversion price of $1.00. We do not have the option to prepay the notes unless we get the consent of the holders of a majority in principal amount of the notes. In connection with this private placement, we also entered into a registration rights agreement with the investors. The registration rights agreement requires us to register for re-sale the securities issuable upon conversion of the notes with the times and subject to the terms of the registration rights agreement.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties (see "Forward-Looking Statements" below). Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith.

Overview

We are a start-up company in the development stage pursuant to Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," and are in the business of building bio-refineries to produce ethanol and animal feed products in Pratt, Kansas, Enid, Oklahoma, Shattuck, Oklahoma, Hugoton, Kansas and Colby, Kansas. We do not expect to operate at a profit before our first ethanol plant is completely constructed and operational.

Gateway Ethanol, is currently constructing a 55 million gallon per year dry-grind ethanol plant near Pratt, Kansas. Orion indirectly owns 62% of Gateway Ethanol with Indeck, Noble and White Pines holding minority interests of 23.8%, 9.5% and 4.7% respectively. Construction of the Pratt facility is scheduled to be completed in the third quarter of 2007, at which point we expect that the Pratt Facility will process more than 18 million bushels of corn and grain sorghum annually. In addition, we have entered into agreements to acquire an aggregate of approximately 1,400 acres of land at four locations (Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas; and Colby, Kansas) where we plan on constructing our other prospective ethanol production facilities. We also have an option, expiring in September 2008, to purchase land in Wellington, Kansas to be used as the site for an ethanol production facility. We believe there are sufficient infrastructure such as water rights, rail, natural gas, electricity and other infrastructure to meet our anticipated ethanol production needs at these locations. Once our planned construction at all our proposed sites is completed and our sites are in full production, we optimally expect to produce in excess of 660 million gallons of ethanol per year. Air quality permits for our planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006. We expect these facilities to be in full production by the second quarter of 2008. We intend to apply for air permits for our Hugoton and Colby, Kansas sites in the first quarter of 2007.

We have entered into an Engineering, Procurement, and Construction or EPC, agreement with Lurgi PSI, Inc. ("Lurgi") for the design and construction of the Pratt facility. We also intend to enter into other EPC agreements with Lurgi for the design and construction of our other proposed ethanol production facilities. We believe that the consummation of the prospective EPC agreements with Lurgi will enable us to execute our planned build-out schedule on a more consistent basis which may provide us with a competitive advantage in the relatively nascent commercial ethanol production industry.

We intend to use a continuous dry milling process to produce fuel-grade ethanol as our main product and distillers’ grains and carbon dioxide as co-products. Corn and grain sorghum will be the primary raw materials. We expect each of our ethanol production facilities to have an initial nameplate design capacity (i.e., guaranteed production amount under the applicable EPC agreement) to produce 55 million gallons per year of fuel-grade ethanol, and we intend to distribute our ethanol throughout the United States.

To construct the ethanol production facilities, other than the Pratt facility, we will need to raise additional capital. However, due to a number of factors, including the current high costs of construction and a significant drop in oil and ethanol prices, there can be no assurance given that we will be able to acquire the funding necessary for these additional projects on terms acceptable to us, or at all.

We have incurred an accumulated loss of $8,828,013 on a consolidated basis from January 1, 2003 through September 30, 2006. We believe we will incur significant losses from this time forward until we complete the construction of our Pratt facility and commence operations. Even if we successfully meet all of these objectives and begin operations of our ethanol plants, there is no assurance that we will be able to operate profitably.

Weaknesses and Uncertainties that Affect our Financial Condition

One uncertainty that affects the execution of our business plan is whether we will be able to obtain the requisite capital to design, construct and commence operation of the ethanol production facilities. In order to build our proposed ethanol production facilities we estimate that the total construction costs for our prospective ethanol production facilities will be approximately $1,050,000,000 assuming average project costs of $120,000,000 for an initial 55 million gallons of production capacity at each new facility and an additional $75,000,000 to expand each facility to 110 million gallons of capacity. We will need to raise approximately $825,000,000 within the next twelve months. We do not have any commitments for this capital and the viability of our business plan is based largely on our ability to obtain such commitments over the next few months.

Another uncertainty that affects our financial condition is that the assumptions that we have used in our business plan have not been tested as we have not yet begun the production of ethanol. As a result, we have based our business plan on agreements that are not yet operational or on proposals that have not yet been finalized or implemented. Definitive versions of such agreements, documents, plans, or proposals may never be finalized or, when finalized, may contain terms or conditions that vary significantly from our assumptions or may not prove to be profitable or may otherwise not perform in accordance with our assumptions.

We face uncertainty as to the actual construction cost for our proposed ethanol production facilities. Although our contract with Lurgi to construct the Pratt facility is based on a lump sum, guaranteed maximum price arrangement (and as may be called for under other future EPC contracts), construction cost overruns may occur due to (i) change orders approved by us or (ii) delays in the construction of our proposed ethanol production facilities caused by numerous factors, including, but not limited to force majeure, the destruction of the ethanol production facilities by fire or other hazards or an inability to obtain materials or labor.

Additionally, our financial condition may be adversely impacted by delays in the completion of our ethanol production facilities. We have developed an ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our ethanol production facilities, which is dependent upon the following factors: (i) how quickly we can obtain debt and equity capital required for the financing and construction of our ethanol production facilities; (ii) weather and seasonal factors that generally affect construction projects and (iii) construction delays or other events beyond our control. If it takes longer to complete the financing, obtain necessary permits, build the proposed ethanol production facilities or achieve commercial operations at the facilities than we anticipate, our costs of capital could increase, we could be forced to seek additional sources of capital and we would lose the additional revenues related to the ethanol products to be produced at the facilities, each of which could harm our business and make it more difficult to service our debt obligations.

Plan of Operation

Over the next twelve months we intend to continue construction on the Pratt facility, which construction efforts may entail our acquisition of equipment and materials required to complete the construction of the facility. Upon completion of the Pratt facility, we intend to begin the commercial production and sale of ethanol and ethanol by-products. We currently have the financial resources necessary to complete construction of the Pratt facility and to commence operations at the Pratt facility.

We also intend to enter into contracts for the construction of four additional ethanol production facilities at sites located in Enid, Oklahoma, Shattuck, Oklahoma, Hugoton, Kansas and Colby, Kansas. Current cash on hand is adequate to cover our administrative costs, but additional funding will be required to provide for the construction of the ethanol production facilities and to provide working capital for general corporate or other purposes associated with the construction and operation of the proposed facilities.

We expect to hire additional employees as construction progresses on the Pratt facility as we will need a fully trained staff to operate this facility. We anticipate having to do the same with our other facilities if and when they are built. In 2006, our operating expenses were offset by interest earned on the funds we have invested until they are used in the construction of our facilities.

Liquidity and Capital Resources

Available and Restricted Cash

As of September 30, 2006, we had cash and cash equivalents of $558,000.

Loan Facilities

On March 30, 2006, we entered into a debt agreement with Dougherty Funding, LLC, our senior lender (the "Dougherty Agreement"), which provides for advances up to $54,300,000 towards the construction of the Pratt facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The loan matures on March 31, 2011. Our debt obligations under the Dougherty Agreement are secured by substantially all of our assets. The Dougherty Agreement also contains covenants that restrict certain activities such as incurring additional debt. In the event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, Dougherty Funding would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on our assets. There were no amounts outstanding under this debt agreement as of September 30, 2006.

On March 30, 2006, we entered into a subordinated promissory note with Lurgi for advances up to $7,000,000 plus capitalized interest for construction costs. The interest rate is 12% per annum and the note matures on March 30, 2011. There was $1,823,216 outstanding under this debt agreement as of September 30, 2006.

We have a debt service reserve letter of credit of $3,250,000 and a revolving line of credit for up to $7,500,000 for working capital needs through Noble. Interest accrues on the line of credit at a rate of prime plus 1.75%. We have not drawn on this line of credit as of September 30, 2006.

As of September 30, 2006, the maturities of our various debt arrangements related to the construction of our Pratt facility were as follows:

Lender	Purpose of facility	Amount of facility	Current Balance	Maturity

Dougherty Funding, LLC	Senior Debt Revolving Facility	$54,300,000	$0	3/31/2011
Dougherty Funding, LLC	Promissory Note	$11,340,000	$10,804,165	2/1/2017
Lurgi PSI, Inc.	Subordinated Debt Revolving Facility	$7,000,000	$1,823,216	3/30/2011
Noble Americas Corp.	Debt Reserve LOC	$3,250,000	$0	4/5/2009
Noble Americas Corp.	Working Capital LOC	$7,500,000	$0	*

Total		$83,390,000	$12,627,381

*We have a binding commitment relating to this working capital facility, but have not yet entered into definitive agreements and we cannot yet borrow these funds. The maturity date for this facility has not yet been set.

On September 1, 2006, certain of our shareholders and officers advanced to Orion a total of $1,000,000 evidenced by promissory notes for the purpose of placing deposits on long lead items needed for our projects in Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas and Colby Kansas. These promissory notes have a two-year term, payable on August 31, 2008, and carry an interest rate of 11.0% per annum calculated on a 360 day year. On November 10, 2006, we repaid in full the $1,000,000 principal amount of notes, plus interest to the date of repayment.

In addition, on November 3, 2006, we issued $12,430,000 aggregate principal amount of convertible senior notes. The notes which mature on October 31, 2008,were issued at face value. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. For additional information concerning these notes, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Obligations Under Material Contracts

Below is a brief summary of the payment obligations under material contracts to which we are a party.

•
On or about August 14, 2006, Orion entered into an exclusive Financial Advisory Agreement with Global Hunter Securities pursuant to which Global Hunter Securities would be entitled to transaction-based commissions in connection with certain of our securities offerings and debt financings.

•
On May 18, 2006, we entered into an exclusive Financial Advisory Agreement with Halter Financial, which remains in effect following our reverse acquisition of Orion. Under this agreement, Halter Financial agreed to provide certain financial advisory and consulting services related to Orion’s efforts to go public through an alternative public offering and to advise Orion in its efforts to complete an equity financing transaction. In return for these services, Halter retained its interest in us following the reverse acquisition transaction and, subject to certain conditions, will be entitled to receive $450,000 in cash upon the consummation of the next equity financing transaction that we undertake.

•
On March 30, 2006, Gateway Ethanol and Power to Go, L.L.C., a company that markets generators as well as fuel-storage solutions for businesses ("Power to Go"), entered into a Sublease Agreement in which Power to Go agreed to construct a Substation (the "Substation") on the Substation site (the "Substation site") and sublease the Substation site and the Substation to Gateway Ethanol. In consideration for this sublease, Gateway agreed to the following terms:

°
During the period beginning with the first day of the month following six months after the completion of the Substation and until the Pratt facility has reached final completion, Gateway must pay rent to Power to Go at the rate of $6,000 per month.

°	After the Pratt facility reaches final completion, sublease rental payments in the amount of $23,302.82 per month shall begin and continue thereafter until the sublease is terminated.

°
Gateway has the right to terminate the Sublease Agreement under the following conditions through the purchase of the Substation at its fair market value as determined pursuant to the Sublease Agreement:

•
On March 30, 2006, Gateway Ethanol and Power to Go entered into a Ground Lease to remain in effect until the termination of the Sublease Agreement. Gateway Ethanol has agreed to lease the real property on which the Substation is to be built to Power to Go for no cash consideration in connection with the Sublease Agreement.

•
On March 30, 2006, Gateway Ethanol and Dougherty Funding, LLC entered into a Loan and Security Agreement to provide senior debt for the Pratt facility, which provides for advances up to $54,300,000 towards the construction of the Pratt facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The loan matures on March 31, 2011. There were no amounts outstanding under this debt agreement as of September 30, 2006.

•
On March 30, 2006, Gateway Ethanol and Dougherty Funding, LLC entered into a Tax Increment Secured Promissory Note to provide funding for the Pratt facility. Dougherty agreed to advance Gateway $11,340,000 against future revenues from a Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas dated February 1, 2006. The promissory note has the following provisions:

°
An initial interest rate of 8.75%, to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%;

°	A maturity date of February 1, 2017;

°	Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008; and

°	The principal of the Note shall be payable on each February 1 commencing February 1, 2008.

•
On February 2, 2006, Gateway Ethanol and Noble signed a Working Capital Facilities Term Sheet in which Noble agreed to provide Gateway with a revolving line of credit for up to $7,500,000, the proceeds of which are to be made available to Gateway Ethanol for working capital needs, including financing the acquisition of corn for processing into ethanol. Under this revolving facility, Noble is required to make advances to Gateway Ethanol upon the request of Gateway Ethanol. Interest accrues on these advances at a rate of thirty day LIBOR plus 4.00% and outstanding amounts are offset by amounts due from Noble to Gateway Ethanol under the Ethanol Purchase and Sale Agreement.

•
On March 29, 2006, Gateway Ethanol and Noble entered into an Agreement for Letter of Credit under which Noble agreed to provide Gateway Ethanol with a Debt Service Letter of Credit of $3.25 million pursuant to the Dougherty Funding, LLC Loan and Security Agreement. Noble has agreed to provide funding for the Debt Service Reserve should Gateway Ethanol not be able to fully fund the Debt Service Reserve Account per the Dougherty Funding Loan and Security Agreement. The annual interest rate is one-month LIBOR plus 4% for any draw against the Letter of Credit.

•
On March 30, 2006, Gateway Ethanol and Lurgi, entered into a subordinated promissory note, for advances up to $7,000,000 plus capitalized interest for construction costs. The interest rate is 12% per annum and the note matures on March 30, 2011. There was $1,823,216.49 outstanding under this debt agreement as of September 30, 2006.

Operating Expenses

Our current operating expenses are comprised of costs associated with administrative, salary, marketing, legal and business development. We will have additional operating expenses for additional staff members as they are hired. Along with such operating expenses, we anticipate that we have significant expenses related to financing and interest, which we expect to increase. We have allocated funds in our capital structure for our current expenses. However, there can be no assurance that the funds allocated are sufficient to cover our current or future expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Results of Operations

For the three months ended September 30, 2006, we realized a net loss of $6,615,300, compared to a net loss of $108,227 during the comparable period from the prior year. Our net loss for the three months ended September 30, 2006 resulted primarily from $5,553,140 in non-cash expense related to stock issued to the previous shareholders of RTO and $761,897 in legal, audit and professional fees spent in relation to our reverse merger and ongoing development work for our projects in Enid, Shattuck, Hugoton and Colby. During the three months ended September 30, 2005, our operating loss was driven primarily by $61,330 salaries and benefits spent to the complete the financing for our Pratt facility.

For the nine months ended September 30, 2006, we realized a net loss of $6,880,318, compared to a net loss of $605,088 during the comparable period from the prior year. Our net loss for the nine months ended September 30, 2006 resulted primarily from $5,553,140 in non-cash expense related to stock issued to the previous shareholders of RTO, the $1,075,667 in legal, audit and professional fees spent in relation to our reverse merger acquisition of Orion completed on August 28, 2006, and the ongoing development work for our projects in Enid, Shattuck, Hugoton and Colby. During the nine months ended September 30, 2005, our operating loss was driven primarily by $306,735 in legal and professional fees and $214,330 in labor spent to the complete the financing for our Pratt facility.

We expect to hire additional employees as construction progresses on the Pratt facility as we will need a fully trained staff to operate this facility. We anticipate having to do the same with our other facilities if and when they are built. In 2006, our operating expenses were offset by interest earned on the funds we have invested until they are used in the construction of our facilities.

We earned $43,611 and $132,354 of interest income in the three and nine month periods respectively ended September 30, 2006, compared to $0 for the comparable period in 2005. We have not had any operating revenues through September 30, 2006 and do not expect to have any revenues until the Pratt facility is constructed and operational, which we anticipate will be sometime in mid-2007.

We have expended capital to defray costs associated with engineering costs, surveying expenses, performed environmental studies and made down payments for long lead-items such as storage tanks at our sites in Enid, Shattuck, Hugoton and Colby.

Critical Accounting Policies

Property and equipment— Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is currently 3-5 years. Land improvements and construction in progress will be depreciated upon the commencement of operations at the property, which is expected to occur in mid-2007. The money withheld on work performed for land improvements and construction in progress is included in these accounts and offset by a current liability for accrued retainage.

Impairment of long-lived assets - After assets have been placed into service, we will periodically review the carrying value of its property and equipment to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, we will prepare projections of undiscounted cash flows, without interest charges, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment is made to the carrying amount based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset.

Intangible assets - Consist of costs related to water rights. The water rights are considered to have infinite lives at this time and for that reason will have no corresponding amortization. We will evaluate the remaining useful life each year to determine whether events and circumstances continue to support an indefinite useful life.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

We have not adopted any new accounting policies that would have a material impact on our financial condition, changes in financial conditions or results of operations.

Forward-Looking Statements

Throughout this report, we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the words "may," "will," "intend," "estimate," "continue," "plan," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our future financial performance and our plans and objectives for future operations, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that we may not achieve any such plans or objectives. A number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of any license or permit;

•	The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and,

•	Other risks identified in this report and our other filings with the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements specified in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 21, 2006, the holders of a majority of our issued and outstanding common shares, by written consent, approved an amendment to our articles of incorporation, changing our name to Orion Ethanol, Inc. The change in name became effective on November 2, 2006.

Item 5.	Other Information

On September 1, 2006, certain of our shareholders and officers advanced to Orion a total of $1,000,000 evidenced by promissory notes for the purpose of placing deposits on long lead items needed for our projects in Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas and Colby Kansas. These promissory notes have a two-year term, payable on August 31, 2008, and carry an interest rate of 11.0% per annum calculated on a 360 day year. On November 10, 2006, we repaid in full the $1,000,000 principal amount of notes, plus interest to the date of repayment.

Item 6.	Exhibits

Exhibit No.        Description

Exhibit No.	Title of Agreement/Document

4.1	Form of Senior 8% Convertible Note. [Filed as Exhibit 4.1 to the Form 8-K filed with the Commission on November 7, 2006].

10.1	Financial Advisory Agreement, dated May 18, 2006, between Halter Financial Group, L.P. and Orion Ethanol. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006].

10.2	Ground Lease, dated March 30, 2006, between Gateway Ethanol and Power To Go, L.L.C. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on August 29, 2006].

10.3	Sublease Agreement, dated March 30, 2006, between Power to Go, L.L.C. and Gateway Ethanol, LLC. [Filed as Exhibit 10.3 to the Form 8-K filed with the Commission on August 29, 2006].

10.4**	Loan and Security Agreement, dated March 30, 2006 between Gateway Ethanol and Dougherty Funding. [Filed as Exhibit 10.4 to the Form 8-K filed with the Commission on August 29, 2006].

10.5
Tax Increment Secured Promissory Note by Gateway Ethanol, LLC in favor of Dougherty Funding, LLC in the principal amount of $11,340,000. [Filed as Exhibit 10.5 to the Form 8-K filed with the Commission on August 29, 2006].

10.6	Working Capital Facilities Term Sheet, dated February 2, 2006, between Gateway Ethanol and Noble Americas. [Filed as Exhibit 10.6 to the Form 8-K filed with the Commission on August 29, 2006].

10.7	Agreement for Letter of Credit, dated March 29, 2006, between Gateway Ethanol and Noble Americas. [Filed as Exhibit 10.7 to the Form 8-K filed with the Commission on August 29, 2006].

10.8	Subordinated Loan Agreement, dated March 30, 2006, between Gateway Ethanol, LLC and Lurgi PSI. [Filed as Exhibit 10.8 to the Form 8-K filed with the Commission on August 29, 2006].

10.9	Employment Agreement between Orion Ethanol, LLC and Dr. Patrick N. Barker, dated August 15, 2006. [Filed as Exhibit 10.9 to the Form 8-K filed with the Commission on August 29, 2006].

10.10	Employment Agreement between Orion Ethanol, LLC and H. Richard Jarboe, dated August 15, 2006. [Filed as Exhibit 10.10 to the Form 8-K filed with the Commission on August 29, 2006].

10.11	Employment Agreement between Orion Ethanol, LLC and Lane Hamm, dated August 15, 2006. [Filed as Exhibit 10.11 to the Form 8-K filed with the Commission on August 29, 2006].

10.12	Employment Agreement between Orion Ethanol, LLC and Joshua Barker, dated August 15, 2006. [Filed as Exhibit 10.12 to the Form 8-K filed with the Commission on August 29, 2006].

10.13	Employment Agreement between Orion Ethanol, LLC and Timothy Barker, dated August 15, 2006. [Filed as Exhibit 10.13 to the Form 8-K filed with the Commission on August 29, 2006].

10.14
Property Tax Increment Rebate Agreement dated as of February 1, 2006 between Pratt County, Kansas and Gateway Ethanol, LLC. [Filed as Exhibit 10.14 to the Form 8-K filed with the Commission on August 29, 2006].

10.15
Natural Gas Risk Management Advisory Agreement, dated March 30, 2006, by and between Cargill Commodity Services, Inc., d/b/a Cargill Energy Services and Gateway Ethanol, LLC and Cargill, Inc. [Filed as Exhibit 10.15 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.16
Energy Supply Representation and Management Agreement, dated as of March 30, 2006, by and between Cargill, Inc., through its Cargill Energy and Risk Management Solutions division and Gateway Ethanol. [Filed as Exhibit 10.16 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.17
Corn Supply Agreement, dated as of March 30, 2006, by and between Cargill, Inc., through its AgHorizons Business Unit and Gateway Ethanol. [Filed as Exhibit 10.17 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.18
Futures Advisory Agreement, dated as of March 30, 2006, by and between Cargill Commodity Services, Inc d/b/a Cargill Direct and Gateway Ethanol, LLC. [Filed as Exhibit 10.15 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.19
CD Protein and Grain Risk Management Program Disclosure Document dated as of January 12, 2006. [Filed as Exhibit 10.19 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.20
Ethanol Purchase and Sale Agreement, dated as of December 14, 2005, by and between Noble Americas Corp. and Gateway Ethanol, LLC. [Filed as Exhibit 10.15 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.21
Master Agreement dated, as of March 30, 2006, by and between Cargill, Inc., Cargill Commodity Services, Inc. and Gateway Ethanol, LLC. [Filed as Exhibit 10.21 to the Form 8-K filed with the Commission on October 6, 2006].

10.22
Base Contract for Sale and Purchase of Natural Gas, dated as of March 30, 2006, by and between Cargill, Inc and Gateway Ethanol, LLC. [Filed as Exhibit 10.22 to the Form 8-K filed with the Commission on October 6, 2006].

10.23
Distillers Grains Marketing Agreement, dated as of March 30, 2006, by and between Cargill, Inc and Gateway Ethanol, LLC. [Filed as Exhibit 10.23 to the Form 8-K filed with the Commission on October 6, 2006].

10.24
Option to Purchase Real Property Agreement, dated as of October 5, 2006, by and between Charter Equities, Inc. and Orion Ethanol, LLC. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on October 25, 2006].

10.25	Form of Subscription Agreement. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on November 7, 2006].

10.26
Registration Rights Agreement, dated November 3, 2006, among Orion Ethanol, Inc. and the several investors party thereto. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on November 7, 2006].

10.27*	Promissory Notes dated September 1, 2006 by Orion Ethanol, LLC and each of Patrick Barker, Timothy Barker and Jerry Nash respectively

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
**Filed herewith, previously filed document was incorrect.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Ethanol, Inc.

Date: November 14, 2006	By:	/s/ Lane Hamm
Lane Hamm
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title of Agreement/Document

4.1	Form of Senior 8% Convertible Note. [Filed as Exhibit 4.1 to the Form 8-K filed with the Commission on November 7, 2006].

10.1	Financial Advisory Agreement, dated May 18, 2006, between Halter Financial Group, L.P. and Orion Ethanol. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006].

10.2	Ground Lease, dated March 30, 2006, between Gateway Ethanol and Power To Go, L.L.C. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on August 29, 2006].

10.3	Sublease Agreement, dated March 30, 2006, between Power to Go, L.L.C. and Gateway Ethanol, LLC. [Filed as Exhibit 10.3 to the Form 8-K filed with the Commission on August 29, 2006].

10.4**	Loan and Security Agreement, dated March 30, 2006 between Gateway Ethanol and Dougherty Funding. [Filed as Exhibit 10.4 to the Form 8-K filed with the Commission on August 29, 2006].

10.5
Tax Increment Secured Promissory Note by Gateway Ethanol, LLC in favor of Dougherty Funding, LLC in the principal amount of $11,340,000. [Filed as Exhibit 10.5 to the Form 8-K filed with the Commission on August 29, 2006].

10.6	Working Capital Facilities Term Sheet, dated February 2, 2006, between Gateway Ethanol and Noble Americas. [Filed as Exhibit 10.6 to the Form 8-K filed with the Commission on August 29, 2006].

10.7	Agreement for Letter of Credit, dated March 29, 2006, between Gateway Ethanol and Noble Americas. [Filed as Exhibit 10.7 to the Form 8-K filed with the Commission on August 29, 2006].

10.8	Subordinated Loan Agreement, dated March 30, 2006, between Gateway Ethanol, LLC and Lurgi PSI. [Filed as Exhibit 10.8 to the Form 8-K filed with the Commission on August 29, 2006].

10.9	Employment Agreement between Orion Ethanol, LLC and Dr. Patrick N. Barker, dated August 15, 2006. [Filed as Exhibit 10.9 to the Form 8-K filed with the Commission on August 29, 2006].

10.10	Employment Agreement between Orion Ethanol, LLC and H. Richard Jarboe, dated August 15, 2006. [Filed as Exhibit 10.10 to the Form 8-K filed with the Commission on August 29, 2006].

10.11	Employment Agreement between Orion Ethanol, LLC and Lane Hamm, dated August 15, 2006. [Filed as Exhibit 10.11 to the Form 8-K filed with the Commission on August 29, 2006].

10.12	Employment Agreement between Orion Ethanol, LLC and Joshua Barker, dated August 15, 2006. [Filed as Exhibit 10.12 to the Form 8-K filed with the Commission on August 29, 2006].

10.13	Employment Agreement between Orion Ethanol, LLC and Timothy Barker, dated August 15, 2006. [Filed as Exhibit 10.13 to the Form 8-K filed with the Commission on August 29, 2006].

10.14
Property Tax Increment Rebate Agreement dated as of February 1, 2006 between Pratt County, Kansas and Gateway Ethanol, LLC. [Filed as Exhibit 10.14 to the Form 8-K filed with the Commission on August 29, 2006].

10.15
Natural Gas Risk Management Advisory Agreement, dated March 30, 2006, by and between Cargill Commodity Services, Inc., d/b/a Cargill Energy Services and Gateway Ethanol, LLC and Cargill, Inc. [Filed as Exhibit 10.15 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.16
Energy Supply Representation and Management Agreement, dated as of March 30, 2006, by and between Cargill, Inc., through its Cargill Energy and Risk Management Solutions division and Gateway Ethanol. [Filed as Exhibit 10.16 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.17
Corn Supply Agreement, dated as of March 30, 2006, by and between Cargill, Inc., through its AgHorizons Business Unit and Gateway Ethanol. [Filed as Exhibit 10.17 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.18
Futures Advisory Agreement, dated as of March 30, 2006, by and between Cargill Commodity Services, Inc d/b/a Cargill Direct and Gateway Ethanol, LLC. [Filed as Exhibit 10.15 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.19
CD Protein and Grain Risk Management Program Disclosure Document dated as of January 12, 2006. [Filed as Exhibit 10.19 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment]

10.20
Ethanol Purchase and Sale Agreement, dated as of December 14, 2005, by and between Noble Americas Corp. and Gateway Ethanol, LLC. [Filed as Exhibit 10.15 to the Form 8-K filed with the Commission on October 6, 2006, portions of which exhibit were omitted pursuant to a request for confidential treatment].

10.21
Master Agreement dated, as of March 30, 2006, by and between Cargill, Inc., Cargill Commodity Services, Inc. and Gateway Ethanol, LLC. [Filed as Exhibit 10.21 to the Form 8-K filed with the Commission on October 6, 2006].

10.22
Base Contract for Sale and Purchase of Natural Gas, dated as of March 30, 2006, by and between Cargill, Inc and Gateway Ethanol, LLC. [Filed as Exhibit 10.22 to the Form 8-K filed with the Commission on October 6, 2006].

10.23
Distillers Grains Marketing Agreement, dated as of March 30, 2006, by and between Cargill, Inc and Gateway Ethanol, LLC. [Filed as Exhibit 10.23 to the Form 8-K filed with the Commission on October 6, 2006].

10.24
Option to Purchase Real Property Agreement, dated as of October 5, 2006, by and between Charter Equities, Inc. and Orion Ethanol, LLC. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on October 25, 2006].

10.25	Form of Subscription Agreement. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on November 7, 2006].

10.26
Registration Rights Agreement, dated November 3, 2006, among Orion Ethanol, Inc. and the several investors party thereto. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on November 7, 2006].

10.27*	Promissory Notes dated September 1, 2006 by Orion Ethanol, LLC and each of Patrick Barker, Timothy Barker and Jerry Nash respectively

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.