Form 10QSB/A
period 2006-09-30
ORION ETHANOL, INC
filed 2006-11-15
CIK 812355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A

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

Orion Ethanol, Inc.
Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to Orion Ethanol, Inc.'s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on November 14, 2006, to amend the financial information included in such report to correct the Condensed Consolidated Statement of Operations.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the restatement described above.

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

8,628

$39,453

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

September 30,
2006
(unaudited)
CURRENT LIABILITIES
Accounts payable	7,696
Accrued expenses	43
Advances payable-related parties	627
Current portion of long-term debt	-

Total current liabilities	8,366

LONG-TERM DEBT
Long term debt	13,636

Minority interest in Gateway Holdco, LLC	6,496

Total liabilities	28,498

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDER EQUITY
Preferred Stock; $.001 par value; 10,000,000 authorized; none issued and outstanding	-
Common stock; $.001 par value; 100,000,000 authorized;
32,661,025 issued and outstanding	33
Paid in Capital	19,011
Accumulated deficit during development stage	(8,089)

TOTAL SHAREHOLDER EQUITY	10,955

Total Liabilities & Shareholders' Equity	$39,453

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)
	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the Period from January 1, 2003 (inception) through September 30, 2006

Mangement fee income	$-	$-	$-	$-	$-

Operating expenses
Labor, contract labor and payroll taxes	196	61	271	214	523
Legal, accounting & consulting	762	33	1,075	307	2,515
Non-cash consulting expense	5,553	-	5,553	-	5,553
Other	100	14	142	84	401

	6,611	108	7,041	605	8,992

Loss from operations	(6,611)	(108)	(7,041)	(605)	(8,992)

Other income (expense)
Expiration of Water Options	(75)	-	(75)	-	(75)
Interest expense	(9)	-	(9)	-	(9)
Interest income	43	-	132	-	135

Minority interest	37	-	113	-	852

	(4)	-	161	-	903

NET LOSS	$(6,615)	$(108)	$(6,880)	$(605)	$(8,089)

Net income/(loss) per common share

Basic & diluted	$(0.21)	$(0.04)	$(0.31)	$(0.23)	$(1.50)

Weighted average common shares outstanding-
Basic & diluted	32,198	2,666	22,139	2,666	5,383

See accompanying notes to these condensed consolidated financial statements

Orion Ethanol, Inc.
formerly RTO Holdings, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the period from January 1, 2003 (inception) through September 30, 2006
Cash flows from operating activities
Net loss	$(6,880)	$(605)	$(8,089)

Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities

Depreciation and amoritzation	32	-	32
Non-cash consulting expense	5,553	-	5,553
Water option expiration	75	-	75

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(465)	-	(465)
Accounts payable and accrued expenses	8,366	(549)	8,366

Net cash provided by/(used in) operating activities	6,681	(1,154)	5,472

Cash flows from investing activities
Capital expenditures	(25,499)	(1,474)	(30,277)
Restricted cash	(3)	-	(3)
Deposits on construction	(5,711)	-	(5,711)

Net cash used in investing activities	(31,213)	(1,474)	(35,991)

Cash flows provided by/(used in) from financing activities
Loan costs	(1,598)	-	(1,598)
Proceeds from long-term debt	12,627	-	12,627
Capital contributions	12,928	250	19,389
Distributions to members	-	(350)	(350)
Advances from related parties	1,009	-	1,009

Net cash provided by financing activities	24,967	(100)	31,077

Net increase (decrease) in cash and cash equivalents	434	(2,728)	558
Balance-beginning of period	124	2,906	-
Balance-end of period	$558	$178	$558

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