Form 10KSB
period 2006-12-31
ORION ETHANOL, INC
filed 2007-03-28
CIK 812355

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2006

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from ______ to _______.

Commission file number: 000-15579

Orion Ethanol, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0348444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

307 South Main Street
Pratt, Kansas 67124
(Address and zip code of principal executive offices)

(620) 672-2814
(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by average bid and ask prices as March 15, 2007 was $36,197,330.

The number of shares of the issuer’s common stock outstanding, as of March 15, 2006 was 32,661,025.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•
The temporary or permanent delay in the construction of our plant or, once built, loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

i

Except as otherwise indicated by the context, references in this annual report on Form 10-KSB to “Orion,” “we,” “us,” or “our,” are references to the combined business of Orion Ethanol, Inc., its wholly-owned subsidiary, Orion Ethanol, LLC, and its majority-owned subsidiary, Gateway Ethanol, LLC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are a start-up company in the development stage organized under the laws of Nevada and are in the business of building bio-refineries to produce ethanol and animal feed products. We were originally incorporated in the State of Utah on February 1, 1979, under the name Faro Mining and Milling Corporation for the purpose of developing mining properties. In 1986, we discontinued our mining business and thereafter, we had no active business operations until August 28, 2006, when we completed a reverse acquisition transaction with Orion Ethanol, LLC, as described below.

Our Reverse Acquisition of Orion

Events Prior to the Acquisition

On April 19, 2006, our Board of Directors approved and authorized (i) a 1,000 to 1 reverse stock split of our common stock, (ii) a change of our state of incorporation from Utah to Nevada and (iii) an increase in our authorized capital stock from 20,000,000 shares to 110,000,000 shares comprising 100,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001 par value.

On June 16, 2006, to effect our reincorporation from Utah to Nevada, we entered into a merger agreement under which we merged with and into a newly formed Nevada corporation called RTO Holdings, Inc., with RTO Holdings, Inc., the surviving entity of the merger. The merger became effective after the filing of the Articles of Merger on June 16, 2006.

On June 21, 2006, Jeff Jenson, our then-principal shareholder, entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., or Halter Financial, a Texas limited partnership, pursuant to which Mr. Jenson sold 11,000 post-reverse split shares of our common stock to Halter Financial for a purchase price of $650,000. As a condition of the consummation of the Stock Purchase Agreement, an additional 1,335,000 post-reverse split shares of our common stock were sold to Halter Financial and 25,000 post-reverse split shares of our common stock were sold to Tryant, LLC, an entity owned and controlled by Mr. Jenson, at a price of $0.01 per share. As a result of these transactions, Halter Financial became the holder of approximately 98% of our issued and outstanding common stock. Upon the consummation of the transactions under the Stock Purchase Agreement and following the resignation of our incumbent officers and directors, Timothy Halter, the principal of Halter Financial, became our sole officer and director.

Consummation of the Acquisition

On August 28, 2006, we entered into a Securities Exchange Agreement with Orion Ethanol, LLC or Orion LLC and its members pursuant to which we acquired all of the issued and outstanding membership units of Orion LLC in exchange for a total of 31,272,740 shares of our common stock, which constituted 95.75% of our issued and outstanding common stock. As a result of the foregoing transactions, Halter Financial’s holdings of our common stock were reduced from approximately 98% to approximately 4% of our issued and outstanding common stock. Upon consummation of the exchange transaction, Mr. Halter resigned as our sole officer and director and Patrick N. Barker was appointed as our sole director and the executive officers if Orion LLC became our executive officers.

Following the reverse acquisition Orion LLC became our wholly-owned subsidiary and the holding company for all of our commercial operations. Our commercial operations constitute those of a renewable energy company focusing on commercial ethanol production.

Effective November 2, 2006, we changed our name to Orion Ethanol, Inc. to reflect our business as a renewable energy company focusing on commercial ethanol production. Effective November 7, 2006, we changed our symbol on the OTC Bulletin Board to “OEHL.OB.”

Our Business

As noted above, we are a start-up company in the development stage and are in the business of building bio-refineries to produce ethanol and animal feed products. Ethanol is a fuel component utilized to enhance gasoline performance and reduce gasoline exhaust emissions. As further discussed in detail below, ethanol is derived primarily from the processing of corn into alcohol and because it is derived from corn, a readily available agricultural commodity, ethanol is a renewable source of energy that is an eco-friendly alternative to methyl tertiary butyl ether, or MTBE, a petroleum-based additive. Typically, ethanol is blended with gasoline in a formulation consisting of 10% alcohol and 90% gasoline (known as E10). However, ethanol is increasingly being used in an E85 formulation (85% ethanol and 15% gasoline) for use in Flexible Fuel Vehicles or FFV. FFVs can run on E85, gasoline, or any combination of the two, and are currently offered by major automotive manufacturers such as General Motors, Ford and Daimler Chrysler. We intend to use a continuous dry milling process to produce fuel-grade ethanol as our main product and distillers grains and carbon dioxide as co-products. Corn and grain sorghum will be the primary raw materials. Once completed and operational, we expect each of our ethanol production facilities to produce a minimum of 55 million gallons per year of fuel-grade ethanol which we intend to distribute throughout the United States.

Our majority owned subsidiary, Gateway Ethanol, is currently constructing a 55 million gallon per year dry-mill ethanol plant near Pratt, Kansas. Orion indirectly owns 62% of Gateway Ethanol with Indeck Energy, Noble Americas Corp. and White Pines, LLC holding minority interests of 23.8%, 9.5% and 4.7% respectively. We have entered into an engineering, procurement, and construction or EPC agreement with Lurgi PSI, Inc. for the design and construction of the Pratt facility. Construction of the Pratt facility is scheduled to be completed in the third quarter of 2007, at which point we expect that the Pratt facility will have the capacity to process more than 18 million bushels of corn and grain sorghum annually.

In addition, we have entered into agreements to acquire an aggregate of approximately 1,400 acres of land at four locations (Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas; and Colby, Kansas) where we plan on constructing our other prospective ethanol production facilities. We also have an option, expiring in September 2008, to purchase land in Wellington, Kansas to be used as the site for an ethanol production facility. We believe there are sufficient infrastructure such as water rights, rail, natural gas pipelines, electricity and other infrastructure to meet our anticipated ethanol production needs at the referenced locations. Proposed facilities at these locations are in the development stage, and we are currently evaluating whether to engage Lurgi PSI or to consider other design-build alternatives for the construction of our other proposed ethanol production facilities. Air quality permits for our planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006. We expect these facilities to be complete and in full production by the third quarter of 2009. We intend to apply for air permits for our Hugoton, Wellington and Colby, Kansas sites in 2007.

We are currently studying the feasibility of expanding the Pratt facility to a 110 million plus gallon capacity. Should we determine that the economics of such an expansion is favorable, we may institute an expansion of the Pratt facility prior to the construction of our other sites in development. We expect to complete the feasibility study in the second quarter of 2007.

We believe that our ability to successfully compete in the ethanol production industry depends on many factors, including the location of our planned ethanol facilities, development of strategic relationships, achievement of our anticipated low cost production model and, where necessary, recruitment of experienced management.

Our Industry

Ethanol or Ethyl alcohol is commercially produced principally through the fermentation of grain: in the United States it is principally produced by processing corn. Ethanol is a blend component in the U.S. gasoline fuel market. In 2006, approximately 140 billion gallons of gasoline were used in the US according to the U.S. Department of Energy’s Energy Information Administration or the EIA. Refiners and marketers have historically blended ethanol with gasoline to increase octane and decrease tailpipe emissions. According to the Renewable Fuels Association, or RFA, a national trade association for the US fuel ethanol industry, an estimated 4.9 billion gallons of ethanol were produced in the U.S. in 2006 accounting for approximately 3% of the U.S. gasoline fuel supply. In 30% of the U.S. gasoline fuel supply, the blend of ethanol is 5.7% to 10.0% of the volume. According to the RFA, approximately 6.0 million vehicles out of the approximately 230 million total vehicles on the road in the U.S. in 2006 were FFVs capable of utilizing ethanol and other biofuels. Gasoline blended with up to 10% ethanol is approved for use under the warranties of all domestic major motor vehicle manufactures and all major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors permit the use of ethanol blends in their products.

Ethanol is primarily used for the following purposes:

Octane enhancer. Adding ethanol, which has an average octane rating of 113, to regular unleaded gasoline, which has an octane rating of 87, and premium unleaded, which has an octane rating of 91, enables production of greater quantities of suboctane fuel with an octane rating of less than 87. Ethanol is commonly added to finished regular grade gasoline at the wholesale terminal as a means of increasing the octane level of gasoline to reach mid-grade and premium standards.

Clean air additive. Ethanol acts as a clean air additive and when added to gasoline reduces tailpipe emissions resulting in improved air quality. Ethanol contains 35% oxygen which is twice that of MTBE, an alternate oxygenate to ethanol which is being phased out because of environmental and health concerns. As an oxygenate, ethanol causes more complete combustion of the fuel and engine cylinder resulting in reduced tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Use of ethanol also displaces some gasoline components such as benzene, which may be carcinogenic. Ethanol is non-toxic, water soluble and biodegradable.

Fuel extender. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. By adding ethanol to sub-octane gasoline, the refiner or blender is able to increase the octane reading of sub-octane fuel so that is conforms to gasoline standards by also expanding the total volume of fuel to be sold. As a result, the refiner benefits from increased fuel production from a given barrel of oil thereby expanding its ability to meet consumer demand, especially during times when the refinery capacity and octane sources are limited. Due to ever increasing need for automotive fuel and U.S. dependence on foreign oil and refined products, the U.S. has a critical need to find domestic sources of fuel. Current ethanol production efficiencies enable 7 bushels of grain to replace the gasoline refined from 1 barrel of crude oil. Unlike oil, however, the grain used for ethanol is replaced year after year, while a barrel of oil, once consumed, is gone forever. Much of the ethanol blending throughout the U.S. today is done simply for the purpose of extending the volume of fuel sold at the gas pump.

Gasoline alternative. E85 is a gasoline alternative consisting of 85% ethanol and 15% gasoline which can be used in FFVs, specially designed to use E85 as a fuel. The number of service stations that sell E85 is increasing rapidly. The RFA, in its Ethanol Industry Outlook for 2007, citing the National Ethanol Vehicle Coalition, stated that there are 1,120 service stations in the U.S. that sell E85. In the U.S. auto makers are receiving incentives under the federal fuel economy standards for producing FFVs. E85 is generally priced lower per gallon than gasoline because most FFVs experience some reduction in mileage when running on E85. According to the RFA, GM, DaimlerChrysler and Ford have pledged to increase production of FFVs to half of all new vehicles by 2012, about 4 million new FFVs a year. Expanded use of E85 could significantly increase the demand for ethanol over that created by the more common 10% blending.

Demand for Ethanol

We believe that the demand for ethanol will grow as a result of the confluence of several favorable economic factors; the voluntary and involuntary replacement of MTBE; a shortage of domestic petroleum refining capacity; geopolitical concerns including continued instability in the Middle East; and federal mandated renewable fuel usage. These factors, together with continued growth in the utilization of E85 when combined with the growing public consensus that ethanol is the equivalent of gasoline and its logical replacement in many circumstances should contribute to the rapid growth of the ethanol industry.

Favorable production economics relative to gasoline. We believe that the current cost of producing a gallon of ethanol is significantly lower than the refining cost of producing a gallon of gasoline from crude oil. This economic reality alone will enable ethanol to grow, not only as a strategic blend component, but also as an alternative to gasoline, especially in the form of E85.

Replacement of MTBE. Ethanol and MTBE have been the two primary additives used to meet the Clean Air Act’s oxygenate requirements. MTBE is produced and blended with gasoline at the refinery and transported through a pipeline and, therefore, it was initially the preferred oxygenate blending ingredient used to make most reformulated gasoline. Before 2003, ethanol’s use as a fuel extender and octane enhancer was predominantly in the Midwest. As a result of health and environmental concerns, 25 states representing most of the MTBE consumed in the U.S., including California, New York and Connecticut, have banned or significantly limited the use of MTBE. Product liability concerns regarding MTBE have hastened the phase-out of MTBE nationwide, creating additional demand for ethanol outside of the Midwest. As MTBE is replaced, ethanol is the most viable substitute for MTBE because of its production economics, octane rating and clean burning characteristics and because there is presently no other alternative product currently commercially available.

Shortage of domestic petroleum refining capacity. EIA information shows the number of operable U.S. petroleum refineries has decreased from 319 in 1980 to 148 in 2005. Also according to the EIA, even though domestic refining capacity has decreased approximately 5% from 1980 to 2005, domestic demand has increased 21% over the same period. The EIA expects growth in refining capacity to average 1.3% per year until 2025, while demand for refined petroleum products will grow at 1.5% per year over the same period. Ethanol when blended with gasoline after the refining process, directly increases domestic fuel capacity. Domestic fuel refining shortages should result in greater demand for ethanol.

Geopolitical concerns. Crude oil imports represented 65% of the U.S. crude oil supply in 2006 and are estimated to rise to 71% by 2025 according to the EIA. Political unrest, and attacks on oil production infrastructure in the oil exporting nations, particularly in the Middle East, have periodically disrupted the flow of oil. Terrorist attacks have added a “risk premium” to world oil prices. Developing nations such as China and India have significantly increased their demand for oil. As a result, world oil prices averaged between $60 - $70 a barrel during 2006. Ethanol, as a domestic, renewable source of energy, reduces the U.S.’s dependence on foreign oil and eliminates the need to import, on annual basis, an estimated 170 million barrels of oil according to the RFA.

Renewable Fuels Standard. The Energy Policy Act was passed in August 2005, establishing the Renewable Fuels Standard or RFS, which eliminated the mandated use of oxygenates but mandated annual use of 7.5 billion gallons of renewable fuels in the U.S. fuel supply by 2012. The RFS requires motor fuels sold in the U.S. to contain in the aggregate the following minimum volumes of renewable fuels in future years:

Year	Renewable Fuel Usage (in billions of gallons)
2006	4.0
2007	4.7
2008	5.4
2009	6.1
2010	6.8
2011	7.4
2012	7.5

This mandate may result in an increase in the demand for ethanol, as a form of renewable fuel. Implementation rules for the RFS and the Energy Policy Act are still under development and some or all of the RFS may be waived. Even though the RFS should provide an impetus to increased use of ethanol, for the reasons discussed above, we believe actual use of ethanol as a renewable fuel will surpass the mandated requirements, especially in the early years of RFS implementation. Other additional legislation that may affect the demand for ethanol, including the federal tax incentives, is discussed below under “Regulation.”

Supply of Ethanol

According to the RFA, a significant portion of ethanol production is concentrated in a few producers, but as a whole, production in the ethanol industry remains fragmented. The RFA outlook indicates that while domestic ethanol production increased from 1.3 billion gallons in 1997 to an estimated 4.9 billion gallons in 2006, the top five ethanol producers accounted for approximately 37% of the industry’s total estimated production capacity, with the remaining production being generated by more than 50 smaller producers and farmer-owned cooperatives, most with production capacity of 50 million gallons or less. Because most ethanol facilities can be constructed in approximately 14 months to 18 months capacity additions can be forecasted for up to 18 months in the future. The RFA estimates that 73 new ethanol facilities and 8 other expanding facilities with the capacity for an additional 6.0 billion gallons per year are under construction and are scheduled to be completed by 2009.

The ethanol industry continues to explore production technologies involving alternative feedstocks, such as biomass, but corn- and sorghum-based production technologies remain the most practical and provide the lowest operating risks. Most U.S. ethanol is produced from corn grown in the upper Midwest in Illinois, Iowa, Minnesota, Nebraska and South Dakota, but corn is grown in significant quantities elsewhere. The production process employs natural gas or, in some cases, coal to power the facility and dry distillers grains. Proximity to sufficient corn or sorghum and natural gas supply, therefore, is a key for ethanol producers.

Ethanol is usually produced by a dry-milling or wet-milling process. The processes feature numerous technical differences, but the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield (see “Ethanol Co-Products” below). A substantial majority of new ethanol production facilities being constructed in the past five years are dry-mill because of increased efficiencies and lower capital costs. Older dry-mill ethanol facilities were generally designed and built to produce between five and 50 million gallons per year, with newer dry-mill facilities, however, producing over 100 million gallons per year. The larger facilities enjoy economies of scale in both construction and operating costs per gallon. Wet-mill facilities have capacities of 200 to 300 million gallons per year but according to the RFA, 82% of ethanol production capacity is generated from dry-mill facilities, with only 18% from wet-mill facilities.

More than half of U.S. ethanol production is consumed in the east and west coast markets, primarily as a result of the stricter air quality requirements in large parts of those markets. Ethanol is primarily transported from the Midwest to the coasts by rail. Adequate access to rail transportation is another key consideration for locating ethanol production facilities. Good rail access plus a producer’s ability to form grain and ethanol unit trains, consisting entirely of cars from one facility, allows for reduced transportation costs and faster delivery times. Movement of ethanol by pipeline is restricted due to the tendency of ethanol to absorb water and other impurities found in the pipelines, logistical limitations of existing pipelines and limited volumes of ethanol that need to be transported. Barges and trucks are also used in the transportation of ethanol.

Ethanol Production Process

The modern ethanol industry utilizes biological fermentation of plant starches and sugars into ethanol. Although the actual yield and process of ethanol production varies by the feedstock used, the general production process is similar throughout the industry.

In the dry milling process, corn or other high-starch grains are first ground into meal and then mixed with water and enzymes to form a mash. The mash is then passed through cookers, where the starch is liquefied. After cooling, more enzymes are added to convert the starch into fermentable sugars. Yeast is then added, and the sugars are fermented to ethanol and carbon dioxide. The fermented mash is called “beer,” and contains approximately 10% alcohol. The “beer” is pumped into a distillation system where the alcohol is removed from the mash. The alcohol is then passed through a dehydration system where the remaining water is removed. At this stage, the ethanol is essentially 200 proof, and is called anhydrous ethanol. The resulting anhydrous ethanol is then blended with about 5% denaturant, which is usually gasoline, and is then ready for shipment to market.

Ethanol Co-Products

Dried distillers grain with solubles. A co-product of dry-mill ethanol production, DDGS is a high-protein and high-energy animal feed that is sold primarily as an ingredient in beef and dairy cattle rations. DDGS consists of the concentrated nutrients (protein, fat, fiber, vitamins and minerals) remaining after starch in corn is converted to ethanol. Over 85% of DDGS is fed to dairy cattle because it contains high “by-pass protein,” which results in more milk production. It is also used in poultry, swine and other livestock feed. It is anticipated that our facilities will utilize the latest DDGS production technology and produce high quality, or “golden,” DDGS, which commands a premium over products from older plants. Golden DDGS has higher availability of nutrients and is more easily digested than other products.

Wet distillers grains with solubles. WDGS is similar to DDGS except that the final drying stage of DDGS is bypassed and the product is sold as a wet feed containing 35% to 50% dry matter, as compared to DDGS, which contains about 90% dry matter. WDGS is an excellent livestock feed with better nutritional characteristics than DDGS because it has not been exposed to the heat of drying. The sale of WDGS is usually more profitable because the plant saves the cost of natural gas for drying. The product is sold locally because of the higher cost of transporting the product to distant markets and its reduced shelf life. We plan to sell approximately half of our distillers grains as WDGS.

Carbon Dioxide. Carbon dioxide, or CO2, is produced in large quantities during the fermentation stage of ethanol production. After scrubbing the CO2 for any residual alcohol, the CO2 is either vented, or captured and sold into beverage or other industrial markets. We believe that the CO2 market in Oklahoma and Kansas is significantly different than the CO2 market surrounding the greatest concentration of ethanol production facilities (i.e., the corn belt). Currently, CO2 is being used by Oklahoma and Kansas energy companies in secondary and tertiary oil recovery operations. We are exploring opportunities to market the CO2 we will produce to these energy companies.

Corn oil. Corn oil can be produced as a co-product of ethanol production by installing equipment to separate the oil from the distillers grains during the production process. Corn oil can be sold as an animal feed and commands higher prices than DDGS. It can also be used to produce biodiesel, a clean burning alternative fuel that can be used in diesel engines with petroleum diesel to lower emissions and improve lubricity. We are exploring the available corn oil extraction technologies, and we may incorporate these technologies into our process if we determine it is economically feasible to do so.

Overview of Raw Material Supply, Pricing and Hedging

We will seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, we will sell a portion of our production forward under fixed price and indexed contracts. The indexed contracts are typically referenced to a futures contract such as unleaded gasoline on the NYMEX or denatured ethanol on the CBOT, and we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline or ethanol futures contracts. We believe our strategy of managing exposure to commodity price fluctuations will reduce somewhat the volatility of our results.

Corn procurement and hedging strategy. We plan to employ the following corn procurement methods and related hedging strategies:

•	we will purchase corn through spot cash, fixed-price forward and delayed pricing contracts; and

•	we will utilize hedging positions in the corn futures market to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

We plan to buy futures positions on the CBOT to hedge a portion of our exposure to corn price risk. In addition, it is anticipated that our facilities will have significant corn storage capacity. To help protect against potential supply disruptions, we will maintain inventories of corn at each of our facilities. This corn inventory should range generally from 10 days to 30 days of supply, depending on the time of year, the current market price for corn and other factors.

Natural gas procurement and hedging strategy. We will be subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. Accordingly, we will hedge a portion of our exposure to natural gas price risk from time to time by using fixed price or indexed exchange-traded futures contracts.

Strategy

Our primary goal is to become a large regional ethanol producer, with access to low-cost feedstock and an ethanol distribution network into the emerging ethanol market of the southern third of the United States. Key elements of our strategy to achieve this objective include:

Complete Construction of our Pratt facility by the Third Quarter of 2007. We anticipate the completion of the Pratt facility by the third quarter of 2007. We expect to produce at our Pratt facility ethanol, distillers grains, and CO2. Once the Pratt facility, which should have the capacity to produce a minimum of 55 million gallons per year of fuel-grade ethanol, is online, we plan to utilize as much locally grown grain as possible. Additionally, we will have the capability to receive and load unit trains of grain and load and dispatch unit trains of ethanol.

Complete expansion of our Pratt facility by the Fourth Quarter of 2008. We expect to complete the expansion of our Pratt facility by the third quarter of 2007. We expect this expansion, when completed, to allow the Pratt facility to produce a minimum of 110 million gallons per year of fuel-grade ethanol.

Complete Construction of our Enid, Oklahoma and Shattuck, Oklahoma Facilities by the Third Quarter of 2009. We expect our Enid and Shattuck facilities to be constructed and be fully operational by the third quarter of 2009. We anticipate that each of these facilities will initially produce 55 million gallons of ethanol per year, and will be designed to be expanded to 110 million gallons per year.

Complete construction of our Hugoton, Colby and Wellington, Kansas Facilities. We intend to apply for air permits in 2007 for our Hugoton, Colby and Wellington sites. We expect that each of these facilities will produce 110 million gallons per year when completed.

We believe that, following the completion of our ethanol facilities, we will be attractively situated in the ethanol industry to supply ethanol to the southern third of the United States. In addition to access to local natural gas supplies, our ethanol facilities are uniquely situated in the ethanol industry for four reasons:

•
We have access to supplies of locally grown corn and sorghum, which represents the lowest-cost grain available; we will also have the capability of receiving unit trains of grain when locally grown grain is not available and using unit trains to ship our finished ethanol and distillers grains products.

•	We are located in close proximity to large emerging markets for our ethanol such as Texas, Oklahoma, Arkansas, and Kansas.

•	We are located in the heart of the U.S. cattle feeding industry, providing an advantageous market for our distillers grains.

•	We are situated to sell our CO2 to oil and gas producers who can utilize this co-product to enhance oil production.

The locations of each of our planned ethanol facilities were strategically chosen based on a number of important reasons, two of which are the facilities’ access to efficient transportation, and proximity to its end users. Other considerations include the availability of its raw material supplies, natural gas, water supply, electric service, skilled labor, air quality, water rights and permitting considerations.

Add low-cost production capacity. We intend to capitalize on the growing U.S. demand for ethanol by expanding our production capacity rapidly over the next several years. In pursuing our expansion strategy, we would seek to build large-scale facilities, leverage proven facility design, incorporate technology improvements and continue to locate facilities with access to multiple transportation services. Using similar facility designs enables us to lower our costs relating to spare parts and to take advantage of our operations experience at our other facilities. We expect to ultimately operate at six sites with an aggregate production capacity of 660 million gallons per year. In addition to the facilities described above, we are considering additional opportunities for growing our production capacity, including the development of other sites. When our construction phase is complete, we plan to take advantage of our large production capacity and greater economies of scale to become more energy efficient and increase yield. We will also continue to use our on-site grain storage facilities to purchase corn and sorghum during peak supply periods to reduce our feedstock costs. We intend to reduce our per-unit transportation costs by using unit trains to ship our finished ethanol and distillers grains products. We intend to supply the large regional cattle feeding market with wet distillers grains when possible, which will reduce our consumption of natural gas. We will have the capacity to dry 100% of our distillers grains at each location, which will provide flexibility in the marketing of our distillers grain products.

Explore alternative technologies and renewable fuels. We are studying the costs and feasibility of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels. In addition, we are exploring the feasibility of using different and potentially abundant and cost-effective feedstocks, such as cellulosic plant biomass, to supplement corn as the basic raw material used in the production of ethanol.

Expand market demand for ethanol. We plan to create additional demand for ethanol by working with refiners and blenders to introduce ethanol into new markets. Additionally, we plan to work directly with retail fuel stations to introduce E-85 fuel pumps in our region.

Use risk mitigation strategies. We seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, we will sell a portion of our production forward under fixed price and indexed contracts. The indexed contracts are typically referenced to a futures contract such as unleaded gasoline on the NYMEX or denatured ethanol on the CBOT, and we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline or ethanol contracts. We believe our strategy of managing exposure to commodity price fluctuations somewhat reduce the volatility of our results.

Pursue potential acquisition opportunities. We believe that opportunities for expansion of our business through industry acquisitions may arise as the ethanol industry matures. We will evaluate opportunities to acquire additional ethanol production, storage or distribution facilities and related infrastructure. In addition to operational production facilities, we may also seek to acquire potential facility sites under development. We will also evaluate opportunities to acquire other companies in the renewable energy space.

Our Major Customers

Ethanol Marketing. We have an agreement with Noble Americas Corp. for the marketing, billing, receipt of payment and other administrative services for all of the ethanol that we produce at our Pratt facility. Under the terms of the agreement, we sell our ethanol to Noble for the price at which Noble resells the ethanol, less costs of distribution and a market rate sales commission. We may enter into ethanol marketing agreements for each of our proposed ethanol production facilities but are also considering developing our own marketing expertise with the addition of individuals with current ethanol marketing experience.

Distillers Grains Marketing. Our majority-owned subsidiary, Gateway Ethanol entered into a Distillers Grains Marketing Agreement with Cargill, whereby it agreed to sell to Cargill 100% of its production of distillers grains in all forms produced at the Pratt facility. Under this agreement, we will sell all of our distillers grains to Cargill for the price at which Cargill resells the distillers grains, less costs of distribution and a market rate sales commission.

We may enter into distillers grain marketing agreements for each of our proposed ethanol production facilities but are also considering developing our own marketing expertise with the addition of individuals with current grain marketing experience.

Our Major Suppliers

The major raw materials that we use to produce our products are corn and sorghum. With respect to our Pratt facility, we have long term contracts with Cargill relating to the supply of these raw materials.

Gateway Ethanol has entered into a master agreement, dated March 30, 2006, with Cargill, under which Cargill agreed to provide certain goods and services to Gateway Ethanol in connection with the Pratt facility. Pursuant to the master agreement the parties entered into a corn supply agreement and a corn futures advisory agreement. These agreements generally have an initial term of ten years commencing either six months prior to, or on the date of, completion of construction of the Pratt facility and its placement into commercial operation.

Under the terms of the corn supply agreement, Gateway Ethanol is required to purchase corn and sorghum exclusively from Cargill for the purpose of ethanol production at the Pratt facility and Cargill is required to supply all of Gateway Ethanol’s needs for corn and sorghum. Under the terms of the corn futures advisory agreement, Gateway Ethanol retained Cargill to provide advice pursuant to the Cargill direct protein and grain risk management program. These services include the provision of advice regarding transactions in futures and futures options.

We may enter into similar grain origination agreements for our other ethanol production facilities.

Our Competition

According to the RFA, the ethanol market today is fragmented, with over 110 different producers of ethanol. The average producer currently generates approximately 60 million gallons per year of ethanol. The majority of these producers are farmer-led cooperatives generally consisting of single plants formed as limited liability companies.

According to the RFA, the largest ethanol producer in the United States is Archer-Daniels-Midland Company with wet and dry mill plants in the Midwest and a total production capacity of about 1.2 billion gallons per year, or about 30% of total United States ethanol production. The RFA indicates that there are approximately 110 ethanol plants currently operating with a combined annual production capacity of approximately 4.9 billion gallons. In addition, 73 ethanol plants and 8 expansions were under construction with a combined annual capacity of approximately 6.0 billion gallons by 2009.

Our Competitive Position

We believe that our ability to successfully compete in the ethanol production industry depends on many factors, including the following principal competitive factors:

(1) Location
(2) Strategic Relationships
(3) Low Cost production
(4) Risk Management
(5) Experienced Management

Location

We believe that the location of each of our planned ethanol facilities offers a competitive advantage for the sale of our ethanol and co-products. The ethanol industry has historically concentrated itself in the corn-producing regions of the upper Midwest, with 74% of existing and construction plant capacity currently operating in Illinois, Iowa, Nebraska, Minnesota and South Dakota. Many of these plants have followed a supply-side model by locating in corn-producing areas near low cost feedstock sources. This strategy, we believe, had the advantage of utilizing the lowest net costs for corn Now, with the demand for ethanol and distillers grains expanding, we believe that grain processors are searching for more efficient ways to develop these products and deliver to end users.

The locations of each of our planned ethanol facilities were strategically chosen based on a number of important reasons, two of which are the facilities’ access to efficient transportation, and proximity to its end users. Other considerations include the availability of its raw material supplies, natural gas, water supply, electric service, skilled labor, air quality, water rights and permitting considerations.

Transportation. Each of our planned ethanol facilities is designed with rail facilities and connections to a rail system and will have the capacity to receive inputs and ship outputs via truck or rail car. The planned ethanol facilities are located near cities which provide essential labor pools, and adjacent to railroads which service Texas, New Mexico, Colorado, Arizona and the western United States (the key state being California). In terms of freight rates, we believe that rail is considerably more cost effective than truck and, therefore, we intend to ship by rail for distances over 300 miles or whenever the rail option proves to be more cost effective. Access to rail provides us the ability to market ethanol locally, regionally, or nationally.

We anticipate that each location will ultimately require approximately 40 million bushels of corn annually (with the ability to shift to grain sorghum as a feedstock depending on market conditions), as the feedstock for the dry milling operations. We intend to meet this need primarily by using unit trains (110+ grain cars) to source feedstock from more distant locations and delivering it by rail directly to each facility. This capability, we believe, would allow us to obtain the best available grain prices anywhere in the nation. This is unique among most grain processing facilities, which mainly rely on local markets and delivery by truck.

Specifically, with the assistance of our grain originators, we will be the first ethanol production facility in the area around Pratt, KS to incorporate a unit train delivery system to provide us with cost competitive grains from markets outside the local market area. Due to its massive cattle feeding industry, the Southwestern US is a grain deficit area, so assurances of alternative market access for the acquisition of large amounts of grain required for this must begin with this transportation advantage. As the ethanol industry grows, and the need for low cost grains increases, the ability to draw on the expertise and expansive resources of our grain origination partners and access to our unit train system, will be critical elements in controlling the cost and managing the risk of procuring the feedstock for the facility.

Finally, another key aspect of our region is the availability of grain sorghum produced within it. The use of corn or sorghum as the facility’s feedstock is interchangeable. That is, there is no considerable down time to switch from one grain to another and the use of sorghum instead of corn does not decrease the ethanol yield per bushel or degrade the distillers grains in any aspect. In fact, we believe the distillers grains made from sorghum are superior in protein content than the distillers grains derived from corn. It is our intent to maximize the use of locally grown sorghum. Locally grown grain will typically carry the lowest price, especially given the historic 9-10% discount that sorghum enjoys to the price of corn.

Proximity to End User. Historically, the ethanol industry has been centered in the US corn market. While this provides access to the local grain markets, it has the inherent disadvantage of being isolated from its natural customer base.

In comparison, we believe that the locations of our facilities will be the closest to the Southwest gasoline markets (Texas, Oklahoma, Arkansas, Kansas, and Arizona) and with access to the rail system, this provides a sustainable ethanol marketing cost advantage over ethanol competitors to the North and East. Increasing ethanol demand in regional markets will also provide a low-cost outlet for our ethanol.

A regional market is generally serviced by truck or rail and is within a 750-mile radius of the plant. A regional price tends to follow national pricing less a freight differential. The use of a nationwide ethanol marketer is advantageous to the plant to get the highest price for the plant ethanol.

The regional markets for our facilities include all of Oklahoma, Arkansas, Colorado, Kansas, New Mexico and Texas. Major regional markets include Oklahoma City, Denver, Tulsa, Dallas, Houston and Albuquerque.

Our regional market is relatively large and is predicted to become much larger in 2007 as the Texas market becomes fully developed. We expect to be one of the closest ethanol producers to Texas, which, according to the EIA, represents the second largest gasoline (and therefore ethanol) market in the United States. In addition to Texas, our plants should be well-positioned to serve the Arkansas, New Mexico, Arizona and Southern California ethanol markets.

Finally, we will place our business in the heart of the most densely populated cattle feeding area in North America, a natural outlet for the distillers grains. A key opportunity exists to provide a consistent supply to the surrounding feed mills and feedlots that serve the majority of the cattle market. In addition, each our ethanol production facilities are ideally situated to export dry distillers grains to the expanding markets such as Mexico. In both instances, we anticipate that we will be one of the closest producers to end users and therefore has an inherent competitive advantage over other more distant production facilities.

Strategic Relationships

We have established a series of strategic relationships with industry leaders, such WB Johnston Grain Company and Cargill, which we believe will provide us with a competitive advantage. Such relationships will focus on the effective design, construction and operation of each facility, grain and co-product origination and marketing, risk management, and low cost production capabilities. Furthermore, the value chain will help control a certain amount of the input and output prices, leading to stabilized operating performance. We believe this is a significant difference from many of the existing grain processing facilities, which typically operate independently from their suppliers and customers.

Low Cost Production

We believe a critical element to long-term success in the ethanol industry is to be a low-cost producer. Although the location of each facility has specific opportunities, we believe that based on the following factors, we are well-positioned to produce and market ethanol and the by-products at a lower cost than most other ethanol producers:

•
Feedstock - The region where each of our facilities will be located is surrounded by sorghum - a grain that typically trades at about a 9% discount to corn. We expect to use as much sorghum as possible since this will be the lowest cost grain available to us. As a backstop, purchasing power and unit train capability will provide access to low cost grain anywhere in the nation when necessary.

•
Purchasing Power - Some facilities, especially those operating under the farmer co-op business model, do not have the flexibility of accessing grain outside their immediate area as they are locked into purchase contracts with the local farmers/owners.

•
Marketing of Distillers Grains - This element provides two opportunities to reduce costs. First, per BBI International Consulting, the region is home to approximately 30,000,000 head of cattle within 450 miles of our Pratt facility and over 2,000,000 within 100 miles, we have the option of not drying our distillers grains (thereby saving on energy costs) and selling into this market on a wet basis. Second, selling into the local market will also save on transportation costs. We will evaluate the relative prices of dry and wet distillers grains and optimize production to maximize the revenue stream from this co-product at each location.

Risk Management

The input prices of corn and the output prices of ethanol are the commodities most exposed to risk. While we believe that commodity price volatility cannot be controlled and that absolute price can not be predicted, we do believe that total commodity risk with respect to corn and ethanol can be managed effectively. We intend to manage the risk of volatile commodity prices through a deliberate risk management strategy including the use of futures, options, and cash contracts designed and executed with the intent to stabilize performance and preserve profitability.

When operational, we intend to employ risk management strategies and hedging tactics commonly utilized in the commodity industry to stabilize the balance between the cost of feedstock and the price of primary end products—ethanol and distillers grains. Proper hedging techniques for both the inputs and outputs can minimize risks due to lack of control of disparate commodity markets (grain feedstock versus ethanol, which is tied to the pricing of gasoline), while enhancing the profit opportunities of value added distillers grains. Our strategy is to utilize the expertise of our various strategic investors, and other professional relationships, to help analyze market situations on a day-by-day basis. We believe that the industry has shown that a properly managed team of experienced professionals can substantially mitigate the risk of fluctuating corn and ethanol prices.

Experienced Management

Our management team consists of seasoned energy investment and ethanol production professionals with significant knowledge in energy and agricultural related industries. We believe that this level of experience will provide us with a significant advantage in comparison with small-producing and/or farmer-owned grain processing facilities.

Competitive Disadvantages

Although we believe that our ethanol production business will ultimately be in an advantageous position relative to our competitors, we do have certain competitive vulnerabilities, including the fact that we are not yet producing ethanol. Because we are not presently in the ethanol production business, we are not capturing profits. Our inability to capture profits may provide our competitors, who are presently producing ethanol, with greater relative advantages resulting from greater capital resources available to these competitors.

Although we believe that when producing ethanol we will have certain competitive advantages over our competitors, realizing and maintaining those advantages will require a continued high level of investment in marketing and customer service and support. We may not have sufficient resources to continue to make such investments. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to maintain our competitive advantages.

Regulation

We and our proposed business operations are subject to extensive federal, state and local laws rules, and regulations relating to the protection of the environment. These laws will impact our business by imposing:

•	restrictions on our proposed business;

•	the need to obtain and comply with permits and authorizations;

•
liability for exceeding applicable permit limits or legal requirements, in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

•	specifications for the ethanol we plan to produce.

In addition, we are subject to some regulations that are beneficial to our proposed ethanol production business. The fuel ethanol industry is highly dependent upon environmental and tax regulations that favor the use of ethanol in motor fuel blends in the United States. Some of these regulations are briefly described below.

Energy Policy Act. The Energy Policy Act, passed in 2005, established minimum annual volumes of renewable fuels to be used by petroleum refiners in the fuel supply. The annual requirement grows from its current level to 7.5 billion gallons per year by 2012. Also, this legislation did not provide liability protection to refiners who use MTBE as a fuel additive. Because of environmental concerns surrounding MTBE, we believe this will accelerate replacement of MTBE blending with ethanol blending. Also, the Energy Policy Act removed the oxygenate requirements that were put in place by the Clean Air Act. Finally, The Energy Policy Act includes anti-backsliding provisions that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a potential source of additional demand for ethanol.

Current legislation provides that some or all of the renewable fuel standard may be waived. The U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement.

The Federal Blenders’ Credit. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The incentive program is scheduled to expire in 2010 (unless extended).

The Federal Clean Air Act. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

State Legislation Banning or Significantly Limiting the Use of MTBE. In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to replace future MTBE volumes that are removed from the fuel supply.

Federal Tariff on Imported Ethanol. In 1980, Congress imposed a tariff on foreign produced ethanol, made from cheaper sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in 2007 (unless extended).

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development, we believe imports from the Caribbean region will continue, subject to the limited nature of the exemption.

NAFTA also allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Recovery Claims Liability Act or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We do not have material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters by September 13, 2007. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

RISK FACTORS

The following summarizes material risks relating to us that you should carefully consider. Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and you could lose the money you paid to buy our common stock.

Risks Related to Our Business

The assumptions we use may not materialize and our actual business and operations could differ materially as a result.

Many of our assumptions regarding our business plan are based on documents or agreements that are not yet final or even negotiated, and, as our first ethanol plant is not yet in commercial operations, proposals or plans have not occurred or been implemented. Definitive versions of such agreements, documents, plans, or proposals may contain terms or conditions that vary significantly from our assumptions and may not materialize, or, if they do materialize, may not prove to be profitable. Our actual results or actual business or other conditions may differ materially from those presently contemplated.

We are dependent upon Lurgi PSI to design, engineer and construct the Pratt facility. If Lurgi PSI does not perform as anticipated, our operations will be delayed or otherwise negatively affected.

We are depending on Lurgi PSI to design, engineer and construct our ethanol production facility in Pratt, Kansas. We will also depend upon Lurgi’s experience and ability to train us in operating the facility upon completion. If the Pratt facility is not built or does not operate as we expect, our right to rely on Lurgi to remedy any deficiencies or defects may be limited by the terms of our contract. If Lurgi is unable to complete the design and construction of the Pratt facility or otherwise provide us with services or meet any of its material obligations to us for any reason, our business would likely be adversely affected and we might be required to seek additional capital or discontinue development of the Pratt facility. We also face the similar risks as it applies to our other proposed facilities. We will be dependent on Lurgi or other companies to design, engineer and construct our proposed ethanol production facilities. To the extent that any of the proposed facilities are not built or do not operate as we expect or according to specifications, our right to seek a remedy or redress for any deficiency or defect may be limited by the terms of the contract, a situation that might adversely affect our business plans and financial condition.

We may encounter defective material and workmanship or process engineering that could delay the commencement of commercial operations and negatively affect our financial conditions.

Under the terms of the design and engineering contract for the Pratt facility, we expect Lurgi (or any other firm we retain to construct our other facilities) to warrant that the material and equipment which they procure to build either the Pratt facility or any of our other proposed ethanol facilities to be free from mechanical defects and defects in material and workmanship for a period of time from the date of the ethanol facilities’ start-up. In addition, we expect Lurgi (or any other firm we retain to construct our other facilities) to warrant that the process design and engineering will satisfy certain performance criteria and expect that the contracts will include significant liquidated damages should the ethanol facilities not meet the stated performance criteria set forth under the applicable contracts. Any defects in material or workmanship may cause substantial delay in the commencement of operation of the ethanol facilities. If defects are discovered after operation, or if the ethanol facilities fail to meet the performance criteria, it could cause substantial delay in the commencement of operation of the ethanol facilities and may have a material adverse impact on our financial performance and could harm our business. Such delays at the Pratt facility will negatively impact our cash flow and impair our ability to satisfy the current debt obligations for the Pratt facility.

The condition of our construction sites may differ from what we expect. These differences may result in additional unanticipated capital expenditures that would negatively affect our financial condition.

If we or Lurgi encounter concealed, unknown or unexpected conditions at our construction sites and if the conditions affect costs, then an adjustment in the contract price and time of performance time may be required. In any event, concealed, unknown or unexpected conditions will increase the cost of the ethanol facilities. By concealed, unknown or unexpected conditions, we mean any concealed physical conditions at a site that materially differ from the conditions contemplated in the proposed project plans, or any unknown or unexpected conditions that differ materially from the conditions ordinarily encountered in similar work. Although the sites will have been inspected, concealed, unknown or unexpected conditions are often very difficult to detect.

We will be dependent on third parties for our grain handling. If these third parties do not perform as anticipated, our operations will be materially adversely affected.

We will depend on third parties for all of our grain handling services for both our feedstock supply and marketing of the outputs of our distillers grains - including grain purchases, grain hedging and grain transportation. Although we have signed agreements for the Pratt facility, we have not yet executed a formal agreement for any of the other proposed ethanol production facilities. If our grain handlers are not able to complete the grain handling services or defaults on their agreement to provide us grain handling services, we would be materially adversely affected.

Delays to the construction of our ethanol facilities could harm our business.

We have developed an ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our ethanol facilities. Our schedule depends upon how quickly we can obtain required debt and equity capital. Our timetable also depends upon how weather and seasonal factors would affect our construction projects generally. While we have no knowledge of any events or circumstances such as permitting delays, construction delays or other events that could hinder our schedule, delays often occur in connection with large-scale construction projects. Changes in interest rates or changes in political administrations at the federal, state or local level that result in policy changes towards ethanol, could cause construction and operational delays. If it takes longer to complete the financing, obtain necessary permits or build the proposed ethanol facilities than we anticipate, we could be forced to seek additional sources of capital and our ability to sell increased amounts of ethanol products may be delayed, which would harm our business, make it more difficult to service our debt obligations.

We may not be able to implement our expansion strategy as planned or at all.

We have initiated the development of twelve state-of-the-art ethanol production facilities, located on six sites throughout Western Kansas and Oklahoma that will produce ethanol, distillers grains and carbon dioxide (CO2). We obtained air quality permits for our facilities in Enid, Oklahoma and Shattuck, Oklahoma on October 18, 2006, and we expect these facilities to be completed by the third quarter of 2009.

We will require additional financing to implement our expansion strategy but we may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. In addition, federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations.

Our construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. We have not entered into any construction contracts or other arrangements with respect to the construction of our proposed facilities, other than our Pratt facility, that might limit our exposure to higher costs in developing and completing the facilities. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportations constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Accordingly, we may not be able to implement our expansion strategy as planned or at all. We may not be able to finance, construct, develop or operate these new or expanded facilities successfully.

Our results of operations, financial position and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

Our results from operations will be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply ethanol or purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

We have no operating history and our business may not be as successful as we envision

We currently have no operating ethanol facilities.

As we are not presently in the ethanol production business, unlike our competitors, we are not benefiting from sales of ethanol at the current price levels. Our inability to capture profits based on the current price levels may provide our competitors, who are presently producing ethanol, with greater relative advantages resulting from greater capital resources available to these competitors.

In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to our potential inability to:

•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	successfully maintain our low-cost structure as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our existing business; and

•	successfully address the other risks described throughout this prospectus.

If we cannot successfully address these risks, our business and our results of operations and financial position would suffer.

We will be dependent on our one ethanol production facility until our other facilities are operational, and any operational disruption could result in a reduction of our sales volumes and could cause us to incur substantial losses.

All of our initial revenues will be derived from the sale of ethanol and the related co-products that we produce at our Pratt facility until our other facilities are operational. Our operations may be subject to significant interruption if the Pratt facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or that we will be able to renew this insurance on commercially reasonable terms or at all.

Potential future acquisitions could be difficult to find and integrate, divert the attention of key personnel, disrupt our business, dilute shareholder value and adversely affect our financial results.

As part of our business strategy, we may consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure, however we may not find suitable acquisition opportunities.

Acquisitions involve numerous risks, any of which could harm our business, including:

•
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company or assets;

•	diversion of financial and management resources from existing operations;

•
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

•	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and

•	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Our operating results may suffer if Cargill or Noble do not perform their obligations under existing arrangements

If Cargill does not perform under our existing arrangements, we may be forced to buy grain at undesirable or uneconomic rates, or we may not have access to grain at all. Additionally, we may have difficulty selling our distillers grains if Cargill does not perform. These conditions may cause our operating results to suffer.

Our operating results may suffer if Noble does not perform its obligations under the existing marketing agreements we have with Noble. If Noble does not perform under our marketing agreement, we may be forced to sell our ethanol at undesirable or uneconomic rates, or we may not be able to sell our ethanol at all. These conditions may cause our operating results to suffer.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for implementation of our proposed expansion strategy and execution of our business plan. The loss of any of our officers could have a material adverse effect upon our results of operations and financial position. We have employment agreements with some of our officers or other key personnel. We maintain insurance for our directors and officers. The loss of any of our officers could delay or prevent the achievement of our business objectives.

Our failure to attract and retain key personnel could adversely affect our business, financial condition and results of operations.

We are a small company with seven employees as of December 31, 2006. Our future success is dependent in part on our ability to attract and retain skilled technical, clerical and managerial personnel in all areas of our business to continue to grow. The competition for such individuals in the growing ethanol production and marketing industry is very intense. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified personnel in the future. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could adversely be affected.

Risks Relating to Our Industry

Our business is highly sensitive to corn prices and we generally cannot pass on increases in corn prices to our customers.

The principal raw materials we will use to produce ethanol and co-products, including dry and wet distillers grains, are corn and sorghum. As a result, changes in the price of corn or sorghum can significantly affect our business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, we may not be able to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1997 through 2006, corn prices (based on the Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period . At December 29, 2006, the CBOT nearby contract price for price per bushel of corn was $3.90.

The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require us to suspend operations until corn is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we will have pay for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity as any of our proposed facilities.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.

Our gross margin will depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.94 per gallon to a high of $2.76 per gallon, averaging $1.50 per gallon during this period. In recent periods, the spread between ethanol and corn prices has been at an historically high level, driven in large part by high oil prices and historically low corn prices. During 2006, however, this spread fluctuated widely and fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial position.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our manufacturing process.

We will rely upon third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. The price fluctuations in natural gas prices over the five-year period from December 31, 2001 through December 31, 2006, based on the NYMEX daily futures data, has ranged from a low of $2.04 per MMBTU in 2002 to a high of $15.78 per MMBTU in 2005, averaging $6.47 per MMBTU during this period. At December 29, 2006, the NYMEX price of natural gas was $6.29 per MMBTU.

Fluctuations in the selling price and production cost of gasoline may reduce our profit margins.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our results of operations and financial position may be materially adversely affected if gasoline demand or price decreases. In addition, some of our sales contracts will provide for pricing on an indexed basis, so that the price we will receive for products sold under these arrangements will be adjusted as gasoline prices change.

Our business is subject to seasonal fluctuations.

Our operating results will be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. We do not know yet how these seasonal fluctuations will affect our results over time.

We engage in hedging transactions and other risk mitigation strategies that could harm our results.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we will enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The price of unleaded gasoline will also affect the price we receive for our ethanol under indexed contracts. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We may also vary the amount of hedging or other risk mitigation strategies we may undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol; and

•	growth in service stations equipped to handle ethanol fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.

According to the RFA, a trade association for the U.S. fuel ethanol industry, domestic ethanol production capacity has increased from 1.9 BGY as of January 2001 to an estimated 4.9 BGY at present. The RFA estimates that ethanol plants with approximately 6.0 BGY of additional production capacity are currently under construction with expected completion in 2009. The ethanol industry in the U.S. now consists of about 110 biorefineries located in about 19 states with an additional 73 plants under construction across the country. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased.

We may not be able to compete effectively in our industry.

In the U.S., we compete with other corn processors, ethanol producers and refiners, including Archer Daniels Midland Company, Cargill, Inc., Aventine Renewable Energy, Inc., and Abengoa Bioenergy Corp. According to the RFA, the top ten producers accounted for 46.5% of the ethanol production capacity in the U.S. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities like ours do. In addition, many of the farmer-owned cooperatives are often required to commit to selling to the cooperative a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized facilities owned by the farmer-owned cooperative. According to the RFA, most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect our results of operations and financial position.

We also face increasing competition from international suppliers. Although there is a $0.54 per gallon tariff (which is scheduled to expire in 2007) on foreign produced ethanol that is approximately equal to the blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our results of operations and financial position.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

Historically, small ethanol producers (30 million gallons or less) were allowed a 10-cents per gallon income tax credit on up to the 15 million gallons of production annually. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The credit, or the blenders’ credit, can be taken on the first 15 million gallons of production or a maximum credit of $1.5 million per year per producer. The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on our results of operations and financial position.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol into their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

The effect of the Renewable Fuels Standard in the recent Energy Policy Act is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. A Renewable Fuels Standard, or RFS, under the Energy Policy Act of 2005, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.

The Energy Policy Act did not ban the use of MTBE neither did it include an MTBE liability protection for providers of MTBE based fuel products. This lack of liability protection may spur a decline in the production and use of MTBE as a fuel additive and may result in a corresponding increase in demand for ethanol as a replacement fuel additive. Refineries may also use other possible replacement additives, such as iso-octane, iso-octene or alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than production for estimated demand, resulting in excess production capacity in our industry, which would negatively affect our results of operations, financial position and cash flows. See “New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.”

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

Our competitive position, financial position and results of operations may be adversely affected by technological advances.

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on our business, because our facilities are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We do not predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on our results of operations and financial position.

Financial Risks

Our level of indebtedness could adversely affect our ability to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.

As of December 31, 2006, our total debt was $29,783,982. Our substantial indebtedness could have important consequences by adversely affecting our financial position. Our substantial indebtedness could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments with respect to our indebtedness, thereby reducing the availability of our cash flow for working capital, capital expenditures and other general corporate expenditures;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, competition or changes in our business or industry;

•	limit our ability to borrow additional funds;

•	restrict us from building new facilities, making strategic acquisitions, introducing new products or services or exploiting business opportunities; and

•	place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our future operations. Our ability to generate cash from future operations is subject, in large part, to general economic, competitive, legislative and regulatory factors and other factors that are beyond our control.

If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. We may not be able to take these actions, if necessary, on commercially reasonable terms or at all. In addition, our secured lenders could foreclose on and sell our assets if we default on our indebtedness.

Moreover, we have the ability under our debt instruments to incur substantial additional indebtedness, and any additional indebtedness we incur could exacerbate the risks described above.

Construction of the ethanol facilities could cost more than anticipated.

Although the contract with Lurgi to engineer, design and build the Pratt facility (we anticipate similar arrangement for our other proposed facilities) contemplates a lump sum, guaranteed maximum price arrangement, construction and other cost overruns can occur. Cost overruns in connection with our ethanol facilities are very possible due to change orders approved by us, delays in completion of the proposed ethanol facilities due to various factors, including acts of God, destruction of the ethanol facilities by fire or other hazards, and inability to obtain materials or labor or other factors. Cost overruns could cause substantial delays in the commencement of operation of the ethanol facilities and may have a material adverse impact on our financial performance and could harm our business. Our estimated project costs and use of funds will include a construction contingency to cover such costs, however, there can be no assurance that such cost overruns will not exceed the contingency and we could be required to borrow additional debt capital to cover such overruns. There are no assurances that such debt capital would be available or if available would be on terms favorable or acceptable to us.

We need third party debt financing to construct and operate the ethanol facilities.

Based on current cost estimates, we believe we will need approximately $530 million to pay for the ethanol facilities, excepting the Pratt facility, including initial working capital needs. We intend to seek debt financing of approximately $345 million for costs of construction and initial operation of the ethanol facilities, depending on how much equity we raise. The use of debt financing increases the risk that we will not be able to operate profitably because we will need to make principal and interest payments on the indebtedness. Debt financing will also expose us to the risk of a default on the indebtedness and a foreclosure and sale of the ethanol facilities.

The interest rate on the promissory notes that we issued in our bridge financing will increase 1% per month until maturity or until we consummate a qualified financing and we may begin to accrue liquidated damages for failure to timely file, and cause to go effective, a registration statement relating to the resale of the shares of common stock issuable upon conversion of those promissory notes.

Upon the closing of a private placement in November 3, 2006, we entered into subscription agreements with 19 accredited investors who acquired at face value, in the aggregate, $12,430,000 in principal amount of our 8% convertible senior notes. The notes bear interest at a rate of 8% per annum with the accrued and unpaid interest payable quarterly. The per annum interest rate increases by 1% per annum to 9% on April 1, 2007 and by an additional 1% on each quarterly interest payment date thereafter until maturity or conversion. The notes mature on October 31, 2008. The notes automatically convert upon the closing of an equity financing that results in $100 million of gross cash proceeds to us, including the gross proceeds from the conversion of the notes. We have reserved shares for issuance in the event of the exercise of conversion rights by the holders of the notes. The issuance of these shares upon conversion of the notes will result in substantial dilution to stockholders who held our common stock prior to the private placement.

In connection with the private placement, we also entered into a registration rights agreement with the investors. The registration rights agreement requires us to register for re-sale the securities issuable upon conversion of the notes. More specifically, we must file a registration statement with the SEC on or before the filing deadline, which is 150 days after the closing of the private placement. The number of days will be extended to the date we are required to file a registration statement for the investors in the qualified financing if the qualified financing occurs before the end of the 150 day period. We also are required to use our best efforts to cause the registration statement to become effective before the effectiveness deadline, which is (i) 180 calendar days after the closing of the private placement, if the registration statement is not reviewed by the SEC, or (ii) 240 days after the closing of the private placement, if the registration statement is reviewed by the SEC. However, if we consummate a qualified financing on or before the 150th day following the closing of the private placement, then the effectiveness deadline would be extended to the date that we are required to cause any resale registration statement relating to securities issued in the qualified financing to go effective. If we (i) fail to file the registration statement before the filing deadline, (ii) fail to cause the registration statement to go effective before the effectiveness deadline, or (iii) fail to maintain the effectiveness of the registration statement after it has gone effective during the period we are required to do so, then as partial relief for the damages to any holder by reason of any such delay in or reduction of its ability to sell the underlying securities, we must pay to each holder an amount in cash equal to 1.5% of the aggregate purchase price paid by that investor for his note. We would not, however, be liable for more than 1.5% of penalties during any thirty day period or for multiple events during any thirty day period. The maximum amount that we would be required to pay as liquidated damages under the registration statement is 12.5% of the purchase price of the notes. The registration rights agreement also contained standard indemnification provisions.

Furthermore, upon such registration of the shares issued in the private placement, these shares will become generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

Risks Related to our Common Stock

Our common stock has a small public float and shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well, and make it difficult for us to raise additional capital through sales of equity securities.

As of December 31, 2006, we had outstanding 32,661,025 shares of our common stock. Approximately 32,646,938 of these shares were restricted under the Securities Act of 1933, including approximately 25,700,000 shares beneficially owned, in the aggregate, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a public float of approximately 14,000 shares held by a relatively small number of public investors.

The ownership interests of our officers and directors could conflict with the interests of our other stockholders.

As of December 31, 2006, our officers and directors beneficially own approximately 78.6% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our stock price is highly volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	changing conditions in the ethanol and fuel markets;

•	the volume and timing of the receipt of orders for ethanol from major customers;

•	competitive pricing pressures;

•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;

•	the introduction and announcement of one or more new alternatives to ethanol by our competitors;

•	changes in market valuations of similar companies;

•	stock market price and volume fluctuations generally;

•	regulatory developments or increased enforcement;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel;

•	our inability to obtain construction, acquisition, capital equipment and/or working capital financing; and

•	future sales of our common stock or other securities.

Furthermore, we believe that the economic conditions in the United States as a whole, could have a negative impact on our results of operations. Demand for ethanol could also be adversely affected by a slow-down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. Furthermore, we recognize revenues from ethanol sales at the time of delivery. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Although since September 30, 2006, we have met the net worth exemption from the “penny stock’ definition, no assurance can be given that such exemption will be maintained. As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will continue to qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is located at: 307 South Main Street, Pratt, Kansas 67124. We occupy these premises on a month-to-month basis. Our monthly payment under our current arrangement is $500.

We are in the process of constructing the Pratt facility with is located in Pratt, Kansas. Once complete the Pratt facility is expected to employ approximately 35 skilled workers on a full-time basis and to have the capacity to process approximately 18 million bushels of corn and sorghum per year and to produce approximately 55 million gallons per year of ethanol and 160,000 tons of dry distillers grains per year. Construction of the Pratt facility is scheduled to be completed in the third quarter of 2007.

In addition, we have entered into agreements to acquire an aggregate of approximately 1,400 acres of land at four locations (Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas; and Colby, Kansas) where we plan on constructing our other prospective ethanol production facilities. We also have an option, expiring in September 2008, to purchase land in Wellington, Kansas to be used as the site for an ethanol production facility. Proposed facilities at these locations are in the development stage, and we are currently evaluating whether to engage Lurgi PSI or to consider other design-build alternatives for the construction of our other proposed ethanol production facilities. Air quality permits for our planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006. We expect these facilities to be complete and in full production by the third quarter of 2009. We intend to apply for air permits for our Hugoton and Colby, Kansas sites in 2007.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “OEHL.OB”. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the two most recent full fiscal years were as follows

Closing Bid Prices (1)
	High		Low
Year Ended December 31, 2005
1st Quarter	$	N/A	$	N/A
2nd Quarter	$	N/A	$	N/A
3rd Quarter	$	N/A	$	N/A
4th Quarter	$	N/A	$	N/A
Year Ended December 31, 2006
1st Quarter		N/A		N/A
2nd Quarter		N/A		N/A
3rd Quarter		$30.25		$30.25
4th Quarter		$8.00		$8.00

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Holders

As of December 31, 2006, there were approximately 91 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock or preferred stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock or preferred will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock or preferred stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 28, 2006, the board of directors adopted the 2006 Equity Incentive Plan or the 2006 Plan. The 2006 Plan was approved by written consent of the majority of our shareholders on December 8, 2006. The 2006 Plan reserves 15,000,000 shares of our common stock for issuance in connection with stock options, restricted stock awards and other equity-based awards to be granted under the 2006 Plan. No award has been issued under the 2006 Plan.

•
The awards (which may include grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units or performance shares) under the 2006 Plan are subject to the administration and interpretation by the board of directors or any of its committees administering the 2006 Plan. The following is a summary of principal terms of the 2006 Plan.

•
The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except in the case of an incentive stock option granted to a 10% owner, where the exercise price per share will be no less than 110% of the fair market value per share on the grant date.

•
The term, vesting regime, exercise date and exercise of the stock option will be set forth under the respective award agreement. The form of payment for the exercise of the stock option is determined by the administrator and may consist of any combination of cash, check, other shares and, to the extent not prohibited by the Sarbanes-Oxley Act of 2002, promissory notes or a cashless exercise program.

•
Unvested stock options are cancelled as of 90 days after termination of employment as set forth in the respective award agreement and the shares covered by such unvested portion of the award agreement will be forfeited to the Registrant and revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan. Options that have vested remain exercisable for 90 days after termination; depending on award agreement, other forms of award may terminate on the day of employment termination.

•
On the date set forth in the award agreement or on a date determined by the administrator, as applicable, all (i) restricted stock grants for which restrictions have not lapsed; (ii) unearned restricted stock units; (iii) stock appreciation rights; and (iv) performance units and shares shall be forfeited to the Registrant and will revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan.

•
No more than an aggregate of 2,000,000 shares (or for awards denominated in cash, the fair market value of 2,000,000 shares on the grant date) may be subject to awards under the 2006 Plan to any individual participant in any one fiscal year of the Registrant. In addition, subject to certain terms under the 2006 Plan and the Internal Revenue Code, no more than an aggregate of 5,000,000 shares may be issued under an option that qualifies as an incentive stock option.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0 (1)	0 (1)	0 (1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	0	0	0

(1) No incentive awards have been issued under the 2006 Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements”). Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith.

Overview

We are a start-up company in the development stage pursuant to Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises,” and are in the business of building bio-refineries to produce ethanol and animal feed products in Pratt, Kansas, Enid, Oklahoma, Shattuck, Oklahoma, Hugoton, Kansas, Colby, Kansas and Wellington, Kansas. We do not expect to operate at a profit before our first ethanol plant is completely constructed and becomes operational.

Gateway Ethanol, is currently constructing a 55 million gallon per year dry-mill ethanol plant near Pratt, Kansas. Orion indirectly owns 62% of Gateway Ethanol with Indeck, Noble and White Pines holding minority interests of 23.8%, 9.5% and 4.7% respectively. Construction of the Pratt facility is scheduled to be completed in the third quarter of 2007, at which point we expect that the Pratt facility will process more than 18 million bushels of corn and grain sorghum annually. In addition, we have entered into agreements to acquire an aggregate of approximately 1,400 acres of land at four locations (Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas; and Colby, Kansas) where we plan on constructing our other prospective ethanol production facilities. We also have an option, expiring in September 2008, to purchase land in Wellington, Kansas to be used as the site for an ethanol production facility. We believe there are sufficient infrastructure such as water rights, rail, natural gas, electricity and other infrastructure to meet our anticipated ethanol production needs at these locations. Once our planned construction at all our proposed sites is completed and our sites are in full production, we optimally expect to produce in excess of 660 million gallons of ethanol per year. Air quality permits for our planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006. We expect these facilities to be complete and in full production by the third quarter of 2009. We intend to apply for air permits for our Hugoton, Colby and Wellington, Kansas sites in 2007. We are currently conducting a feasibility study on expanding the Pratt facility to 110+ million gallons of nameplate capacity. We expect the feasibility study to be completed in the second quarter of 2007. Should we determine that the economics of such an expansion is favorable, we may institute an expansion of the Pratt facility prior to the construction of our other sites in development.

We have entered into an engineering, procurement, and construction or EPC agreement with Lurgi PSI, Inc. for the design and construction of our Pratt facility. We are currently evaluating whether to use Lurgi or whether to consider other design-build alternatives for the construction of our other proposed ethanol production facilities.

We intend to use a continuous dry milling process to produce fuel-grade ethanol as our main product and distillers grains and carbon dioxide as co-products. Corn and grain sorghum will be the primary raw materials. We expect each of our ethanol production facilities to have a minimum nameplate design capacity (i.e., guaranteed production amount under the applicable EPC agreement) to produce 55 million gallons per year of fuel-grade ethanol, and we intend to distribute our ethanol throughout the United States.

To construct the ethanol production facilities, other than the Pratt facility, we will need to raise additional capital. However, due to a number of factors, including the current high costs of construction, a significant increase in the price of corn and a significant drop in oil and ethanol prices, there can be no assurance given that we will be able to acquire the funding necessary for these additional projects on terms acceptable to us, or at all.

We have incurred an accumulated loss of $ 11,359,000 on a consolidated basis from January 1, 2003 through December 31, 2006. We believe we will incur significant losses from this time forward until we complete the construction of our Pratt facility and commence operations. Even if we successfully meet all of these objectives and begin operations of our ethanol plants, there is no assurance that we will be able to operate profitably.

Plan of Operation

Over the next twelve months we intend to continue construction of the Pratt facility, these construction efforts may entail our acquisition of equipment and materials required to complete the construction of the facility. Upon completion of the Pratt facility, we intend to begin the commercial production and sale of ethanol and ethanol by-products. We currently have the financial resources necessary to complete construction of the Pratt facility and to commence operations at the Pratt facility.

We also intend to (i) expand our Pratt facility, (ii) begin construction of two additional ethanol production facilities at sites located in Enid and Shattuck, Oklahoma and (iii) continue development of our Hugoton, Colby and Wellington (all located in Kansas) projects. Current cash on hand is adequate to cover our administrative costs, but additional funding will be required to provide for the construction of the additional ethanol production facilities and to provide working capital for general corporate or other purposes associated with the construction, development and operation of the proposed facilities.

We expect to hire additional employees as construction progresses on the Pratt facility as we will need a fully trained staff to operate this facility. We anticipate having to do the same with our other facilities if and when they are built. We have not had any operating revenues through December 31, 2006 and do not expect to have any revenues until the Pratt facility is constructed and operational, which we anticipate will be sometime in mid-2007.

We have expended capital to defray costs associated with engineering costs, surveying expenses, performed environmental studies and made down payments for long lead-items such as storage tanks at our sites in Enid, Shattuck, Hugoton and Colby.

Weaknesses and Uncertainties that Affect our Financial Condition

One uncertainty that affects the execution of our business plan is whether we will be able to obtain the requisite capital to design, construct and commence operation of the ethanol production facilities. In order to build our proposed ethanol production facilities we estimate that the total construction costs for our prospective ethanol production facilities will be approximately $220 million assuming average project costs of $130 million for the initial 55 million gallons of production capacity at each new facility and an additional $90 million to expand each facility to 110 million gallons of capacity. We will need to raise approximately $530 million within the next twelve months in order to meet these objectives. We do not have any commitments for this capital and the viability of our business plan is based largely on our ability to obtain such commitments over the next few months.

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

We face uncertainty as to the actual construction cost for our proposed ethanol production facilities. Although our contract with Lurgi to construct the Pratt facility is based on a lump sum; guaranteed maximum price arrangement as may be called for under other future EPC contracts or construction cost overruns that may occur due to (i) change orders approved by us or (ii) delays in the construction of our proposed ethanol production facilities caused by numerous factors, including, but not limited to force majeure, the destruction of the ethanol production facilities by fire or other hazards or an inability to obtain materials or labor.

Additionally, our financial condition may be adversely impacted by delays in the completion of our ethanol production facilities. We have developed an ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our ethanol production facilities, which is dependent upon several factors, including: (i) how quickly we can obtain debt and equity capital required for the financing and construction of our ethanol production facilities; (ii) weather and seasonal factors that generally affect construction projects and (iii) construction delays or other events beyond our control. If it takes longer to complete the financing, obtain necessary permits, build the proposed ethanol production facilities or achieve commercial operations at the facilities than we anticipate, our costs of capital could increase, we could be forced to seek additional sources of capital and we would lose the additional revenues related to the ethanol products to be produced at the facilities, each of which could harm our business and make it more difficult to service our debt obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Available and Restricted Cash

As of December 31, 2006, we had cash and cash equivalents of $9,480,000.

Loan Facilities

On March 30, 2006, we entered into a debt agreement with Dougherty Funding, LLC, our senior lender (the “Dougherty Agreement”), which provides for advances up to $54,300,000 towards the construction of the Pratt facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The loan matures on March 31, 2011. Our debt obligations under the Dougherty Agreement are secured by substantially all of our assets. The Dougherty Agreement also contains covenants that restrict certain activities such as incurring additional debt. In the event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, Dougherty Funding would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on our assets. There was $10,513,000 outstanding under this debt agreement as of December 31, 2006.

On March 30, 2006, we entered into a Tax Increment Secured Promissory Note with Dougherty Funding, LLC to provide funding for the Pratt facility. Dougherty agreed to advance Gateway $11,340,000 against future revenues from a Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas dated February 1, 2006. The initial interest rate of 8.75%, is to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%. The note matures on February 1, 2017. Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008 and the principal of the Note shall be payable on each February 1 commencing February 1, 2008. There was $10,962,000 outstanding on this note as of December 31, 2006.

On March 30, 2006, we entered into a subordinated promissory note with Lurgi for advances up to $7,000,000 plus capitalized interest for construction costs. The interest rate is 12% per annum and the note matures on March 30, 2011. There was $7,149,000 outstanding under this debt agreement as of December 31, 2006.

We have a debt service reserve letter of credit of $3,250,000 and a revolving line of credit for up to $7,500,000 for working capital needs through Noble. Interest accrues on the line of credit at a rate of LIBOR plus 4.00%. We have not drawn on this line of credit as of December 31, 2006.

As of December 31, 2006, the maturities of our various debt arrangements related to the construction of our Pratt facility were as follows:

Lender	Purpose of facility	Amount of facility	Current Balance	Maturity

Dougherty Funding, LLC	Senior Debt Revolving Facility	$54,300,000	$10,513,000	3/31/2011
Dougherty Funding, LLC	Promissory Note	$11,340,000	$10,962,000	2/1/2017
Lurgi PSI, Inc.	Subordinated Debt Revolving Facility	$7,000,000	$7,149,000	3/30/2011
Noble Americas Corp.	Debt Reserve LOC	$3,250,000	$0	4/5/2009
Noble Americas Corp.	Working Capital LOC	$7,500,000	$0	3/30/2011
Total		$83,390,000	$28,624,000

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

In addition, on November 3, 2006, we issued $12,430,000 aggregate principal amount of convertible senior notes. The notes which mature on October 31, 2008,were issued at face value. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. For additional information concerning these notes, see Note D of the Notes to Condensed Consolidated Financial Statements.

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

•
On March 30, 2006, Gateway Ethanol and Power to Go, L.L.C., a company that markets generators as well as fuel-storage solutions for businesses (“Power to Go”), entered into a Sublease Agreement in which Power to Go agreed to construct a Substation (the “Substation”) on the Substation site (the “Substation site”) and sublease the Substation site and the Substation to Gateway Ethanol. In consideration for this sublease, Gateway agreed to the following terms:

•
During the period beginning with the first day of the month following six months after the completion of the Substation and until the Pratt facility has reached final completion, Gateway must pay rent to Power to Go at the rate of $6,000 per month.

•	After the Pratt facility reaches final completion, sublease rental payments in the amount of $23,302.82 per month shall begin and continue thereafter until the sublease is terminated.

•
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

•
On March 30, 2006, Gateway Ethanol and Dougherty Funding, LLC entered into a Loan and Security Agreement to provide senior debt for the Pratt facility, which provides for advances up to $54,300,000 towards the construction of the Pratt facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The loan matures on March 31, 2011. There was $10,513,000 outstanding under this debt agreement as of December 31, 2006.

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

•
An initial interest rate of 8.75%, to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%;

•	A maturity date of February 1, 2017;

•	Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008; and

•	The principal of the Note shall be payable on each February 1 commencing February 1, 2008.

•
On November 3, 2006, Gateway Ethanol and Noble signed a Working Capital Facilities Agreement in which Noble agreed to provide Gateway with a revolving line of credit for up to $7,500,000, the proceeds of which are to be made available to Gateway Ethanol for working capital needs, including financing the acquisition of corn for processing into ethanol. Under this revolving facility, Noble is required to make advances to Gateway Ethanol upon the request of Gateway Ethanol. Interest accrues on these advances at a rate of thirty day LIBOR plus 4.00% and outstanding amounts are offset by amounts due from Noble to Gateway Ethanol under the Ethanol Purchase and Sale Agreement.

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

•
On March 30, 2006, Gateway Ethanol and Lurgi, entered into a subordinated promissory note, for advances up to $7,000,000 plus capitalized interest for construction costs. The interest rate is 12% per annum and the note matures on March 30, 2011. There was $7,149,000 outstanding under this debt agreement as of December 31, 2006.

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

Results of Operations

For the twelve months ended December 31, 2006, we realized a net loss of $9,411,000, compared to a net loss of $659,000 during the comparable period from the prior year. Our net loss for the fiscal year ended December 31, 2006 resulted primarily from $5,553,000 in non-cash expense related to stock issued to the previous shareholders of RTO Holdings and $1,533,000 in legal, audit and professional fees spent in relation to our reverse merger and ongoing development work for our projects in Enid, Shattuck, Hugoton and Colby. During the fiscal year ended December 31, 2005, our operating loss was driven primarily by $245,000 salaries and benefits and $323,000 in legal and professional fees spent to complete the financing for our Pratt facility.

We expect to hire additional employees as construction progresses on the Pratt facility as we will need a fully trained staff to operate this facility. We anticipate having to do the same with our other facilities if and when they are built. We earned $196,000 of interest income in the fiscal period ended December 31, 2006, compared to $0 for the comparable period in 2005. We have not had any operating revenues through December 31, 2006 and do not expect to have any revenues until the Pratt facility is constructed and operational, which we anticipate will be sometime in mid-2007.

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

Impairment of long-lived asset - After assets have been placed into service, we will periodically review the carrying value of its property and equipment to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, we will prepare projections of undiscounted cash flows, without interest charges, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment is made to the carrying amount based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset.

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

Income Taxes- We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We provide a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized. We will file a federal income tax return, which will include the taxable income or loss from our subsidiary, Orion, from the Acquisition Date. Our net operating loss for the period from August 28, 2006 through December 31, 2006 was approximately $8,868,000. Prior to the merger transaction, Orion was a non-income tax paying entity. Taxable income or loss flowed through to the members, and the resulting tax liabilities are payable by the members.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008.  The Company is currently evaluating the impact that this interpretation may have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to our consolidated financial statements up adoption of SAB No. 108.

In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, but is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. There was no effect on the Company of adoption of SFAS No. 123R.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL MATTERS

On August 28, 2006, our board of directors elected to continue the existing relationship of our new subsidiary Orion with Hein & Associates LLP, as our Independent Registered Public Accounting Firm. Additionally, concurrent with the decision to maintain our relationship with Hein & Associates LLP, our board of directors approved the dismissal of Mantyla McReynolds as our independent auditor.

No accountant’s report issued by Mantyla McReynolds on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the fiscal year ended December 31, 2005 and from January 1, 2006 to August 28, 2006, there were no disagreements with Mantyla McReynolds on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. From August 28, 2006 to December 31, 2006, there were no disagreements with Hein & Associates on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-B, during our two most recent fiscal years ended December 31, 2006 and 2005.

We furnished a copy of foregoing disclosure to Mantyla McReynolds and requested Mantyla McReynolds to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-B and, if not, stating the respect in which it does not agree. A copy of the letter was filed by us as Exhibit 16.1 to the Current Report on Form 8-K filed on August 29, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended December 31, 2006, Hein & Associates LLP, included in their report to our audit committee and management, a communication that identified certain items that it considers deficient in our internal control over financial reporting. Hein, pursuant to standards established by the Public Company Accounting Oversight Board, identified, as a material weakness, a deficiency in the design of our internal control over financial reporting. A deficiency in design exists when a control necessary to meet the control objective is missing, or when an existing control is not properly designed so that even if the control operates as designed, the control objective is not always met.. As a result of the deficiency in design of internal controls, certain legal and consulting expenses that were incurred during fiscal 2006 were not accrued as of December 31, 2006 which deficiency resulted in an adjustment to our financial statements.

Based on this evaluation of our internal controls, we have taken all necessary steps to remedy this deficiency in design over internal control by putting in place processes that would help us identify and record all our accrued liabilities. While remediating this design deficiency is a very high priority for our management and our audit committee, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating to our Code of Ethics, governance and compliance with Section 16(a) of the Exchange is set forth in our Proxy Statement to be relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information required by Item10 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item11 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibits (including those incorporated by reference).

Exhibit No.                Description

Exhibit No.	Title of Agreement/Document

2.1
Securities Exchange Agreement, dated August 28, 2006, among Orion, Orion Ethanol, LLC and members of Orion Ethanol, LLC. [Filed as Exhibit 2.1 to the Form 8-K filed with Commission on August 29, 2006].

2.2
Unit Exchange Agreement, dated as of August 28, 2006, among Orion Ethanol, LLC and of the members of Orion Development, LLC. [Filed as Exhibit 2.2 to the Form 8-K filed with the Commission on August 29, 2006].

2.3
Unit Exchange Agreement, dated August 28, 2006, among Orion Ethanol, LLC and each of the member of Gateway Holdco, LLC. [Filed as Exhibit 2.3 to the Form 8-K filed with the Commission on August 29, 2006].

3.1
Amended Articles of Incorporation. [Filed as Exhibit to Information Statement on Schedule 14C filed with the Commission on October 23, 2006 (Change of Name); Filed as Exhibit to Information Statement on Schedule 14C with the Commission on December 21, 2006 (Blank check shares)].

3.2	Amended and Restated Bylaws [Filed as Exhibit 3.1 to Form the Form 8-K filed with the Commission on October 10, 2006].

3.3	Amended and Restated Orion Ethanol, LLC Operating Agreement, dated August 28, 2006. [Filed as Exhibit 3.3 to the Form 8-K filed with the Commission on August 29, 2006].

3.4	Gateway Holdco, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.4 to the Form 8-K filed with the Commission on August 29, 2006].

3.5	Gateway Ethanol, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.5 to the Form 8-K filed with the Commission on August 29, 2006].

3.6	Amended and Restated Orion Development, LLC Operating Agreement, dated August 28, 2006. [Filed as Exhibit 3.6 to the Form 8-k filed with the Commission on August 29, 2006].

4.1	Form of Senior 8% Convertible Note. [Filed as Exhibit 4.1 to the Form 8-K filed with the Commission on November 7, 2006].

10.1	Financial Advisory Agreement, dated May 18, 2006, between Halter Financial Group, L.P. and Orion Ethanol. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006].

10.2	Ground Lease, dated March 30, 2006, between Gateway Ethanol and Power To Go, L.L.C. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on August 29, 2006].

10.3	Sublease Agreement, dated March 30, 2006, between Power to Go, L.L.C. and Gateway Ethanol, LLC. [Filed as Exhibit 10.3 to the Form 8-K filed with the Commission on August 29, 2006].

10.4
Loan and Security Agreement, dated March 30, 2006 between Gateway Ethanol and Dougherty Funding. [Filed as Exhibit 10.14 to the Form 10-QSB filed with the Commission on November 14, 2006. Incorrect document previously filed as Exhibit 10.4 to the Form 8-K filed with the Commission on August 29, 2006].

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

10.27	Promissory Notes dated September 1, 2006 by Orion Ethanol, LLC and each of Patrick Barker, Timothy Barker and Jerry Nash respectively.

10.28	Orion Ethanol, Inc. 2006 Equity Incentive Plan. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on December 4, 2006].

14.1	Code of Ethics. [Filed as Exhibit 14.1 to the Form 8-K filed with the Commission on August 29, 2006].

16.1	Letter from Mantyla McReynolds regarding change in certifying accountants. [Filed as Exhibit 16.1 to the Form 8-K filed with the Commission on August 29, 2006].

21.1	Subsidiaries. [Filed as Exhibit 21.1 to the Form 8-K filed with the Commission on August 29, 2006].

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ORION ETHANOL, INC
(A development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Orion Ethanol, Inc.

We have audited the consolidated balance sheets of Orion Ethanol, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’equity and cash flows for each of the years in the two year period ended December 31, 2006 and for the period from January 1, 2003 (inception of development stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Ethanol, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006 and for the period from January 1, 2003 (inception of development stage) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

HEIN& ASSOCIATES LLP

Houston, Texas
March 19, 2007

Orion Ethanol, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,480	$124
Prepaid expenses	109	-
Note receivable - related parties	5	-
Total current assets	9,594	124

PROPERTY AND EQUIPMENT
Land and improvements	2,692	2,675
Building and improvements	301	-
Construction in progress	42,466	1,885
Deposits on construction	4,416	-
New site development	548	-
	50,423	4,560
Less accumulated depreciation and amortization	(23)	-
Net property and equipment	50,400	4,560

OTHER ASSETS
Water rights	1,166	1,166
Land and water options	173	-
Loan costs, net of accumulated amortization of $128 in 2006	2,543	-
Long-term deposits	428	-
	4,310	1,166

TOTAL ASSETS	$64,304	$5,850

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,723	$-
Accrued expenses	511	-
Advances payable-related parties	552	-
Accrued interest payable	161	-
Current portion of long-term debt	165	-
Total current liabilities	7,112	-

LONG-TERM DEBT
Long-term debt	28,459	-
Senior convertible debt, net of unamortized discount of $11,429	1,001	-
Accrued interest	158	-
	29,618	-

Minority interest in Gateway Holdco, LLC	8,142	-

COMMITMENTS AND CONTINGENCIES (See Note G)

SHAREHOLDERS' EQUITY
Preferred Stock; $.001 par value; 10,000,000 authorized; none
issued and outstanding	-	-
Common Stock; $.001 par value; 100,000,000 authorized; 32,661,025 and 2,303,285
issued and outstanding at December 31, 2006 and 2005, respectively	33	3
Additional paid-in capital	30,758	7,795
Accumulated deficit during development stage	(11,359)	(1,948)
Total shareholders' equity	19,432	5,850

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$64,304	$5,850

See accompanying notes to these consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the Period from January 1, 2003 (inception) through December 31, 2006
REVENUES
Management fee income	$46	$-	$46

OPERATING EXPENSES
Labor, contract labor and payroll taxes	475	245	727
Legal, accounting and consulting	1,533	323	2,973
Non-cash consulting expense	5,553	-	5,553
Severance	511	-	511
Other	389	91	648
	8,461	659	10,412

LOSS FROM OPERATIONS	(8,415)	(659)	(10,366)

OTHER INCOME AND (EXPENSES)
Interest expense	(1,265)	-	(1,265)
Interest income	196	-	199
Other	(70)	-	(70)
Loss before minority interest	(9,554)	(659)	(11,502)
Minority interest in net loss of Gateway Holdco, LLC	143	-	143

NET LOSS	$(9,411)	$(659)	$(11,359)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.42)	$(0.29)	$(1.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	22,293	2,303	6,368

See accompanying notes to these consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Shareholder's Equity
Balance January 1, 2003
Issuance of common shares for cash ($3.04 per share)	296,403	$1	$899	$-	$900
Issuance of common shares for property ($2.99 per share)	14,392	-	43		43
Net loss				(289)	(289)
Balance December 31, 2003	310,795	1	942	(289)	654

Issuance of common shares for cash ($3.04 per share)	1,992,490	2	6,048		6,050
Distribution			(58)		(58)
Net loss				(1,000)	(1,000)
Balance December 31, 2004	2,303,285	3	6,932	(1,289)	5,646

Distribution			(100)		(100)
Step-up in basis-change in control			963		963
Net loss				(659)	(659)
Balance December 31, 2005	2,303,285	3	7,795	(1,948)	5,850

Issuance of common shares for cash ($.17 per share)	28,969,455	29	4,971		5,000
Shares issued for acquisition costs ($4.05 per share)	1,371,000	1	5,552		5,553
Shares issued in reverse merger with RTO ($.58 per share)	17,285	-	10		10
Beneficial conversion feature of convertible debt			12,430		12,430
Net loss				(9,411)	(9,411)
Balance December 31, 2006	32,661,025	$33	$30,758	$(11,359)	$19,432

See accompanying notes to these consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from January 1, 2003 (inception) through December 31, 2006

OPERATING ACTIVITIES
Net loss	$(9,411)	$(659)	$(11,359)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation and amoritzation	23	-	23
Minority interest in net loss of Gateway Holdco, LLC	(143)	-	(143)
Non-cash consulting expense	5,553	-	5,553
Amortization of discount on convertible debt	1,001	-	1,001
Water option expiration	75	-	75
Severance expense	511	-	511

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(114)	-	(114)
Accounts payable and accrued expenses	6,042	(549)	6,042
Deposits	(428)		(428)

Net cash provided by (used in) operating activities	3,109	(1,208)	1,161

INVESTING ACTIVITIES
Capital expenditures	(41,567)	(1,474)	(46,345)
Deposits on construction	(4,416)	-	(4,416)

Net cash used in investing activities	(45,983)	(1,474)	(50,761)

FINANCING ACTIVITIES
Loan costs	(2,671)	-	(2,671)
Proceeds from long-term debt	28,624	-	28,624
Proceeds from convertible debt	12,430	-	12,430
Issuance of common stock for cash	5,000	-	12,008
Issuance of stock for acquisition	10	-	10
Distributions	-	(100)	(158)
Contribution from minority interest	8,285	-	8,285
Advances from related parties	552	-	552

Net cash provided by (used in) financing activities	52,230	(100)	59,080

Net increase (decrease) in cash and cash equivalents	9,356	(2,782)	9,480
Cash and cash equivalents at beginning of period	124	2,906	-
Cash and cash equivalents at end of period	$9,480	$124	$9,480

See accompanying notes to these consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Orion Ethanol, Inc. (the Company) was originally incorporated in the State of Utah on February 1, 1979, under the name Faro Mining and Milling Corporation for the purpose of developing mining properties. In 1986, the Company’s name was changed to T.W.A.R., Inc. and the mining business was discontinued. On June 7, 1995, the Company’s name was changed to LenTech Imaging, Inc. The Company had no active business operations from 1986 until August 28, 2006, when a reverse acquisition transaction with Orion Ethanol, LLC (Orion) was completed, as described below.

On April 19, 2006, the Board of Directors approved and authorized the following events (i) a 1,000 to 1 reverse stock split of common stock, (ii) a change of the state of incorporation from Utah to Nevada and (iii) an increase in authorized capital stock from 20,000,000 to 110,000,000 shares (100,000,000 common and 10,000,000 preferred) at $.001 par value per share, and (iv) the change of name to “RTO Holdings, Inc.”

On June 16, 2006, the Company entered into an agreement to merge with and into a newly formed Nevada corporation called RTO Holdings, Inc., (RTO). The merger became effective after the filing of the Articles of Acquisition on June 16, 2006.

On June 21, 2006, Jeff Jenson, the then-principal shareholder, entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership (Halter Financial). Pursuant to the Stock Purchase Agreement, Mr. Jenson sold 11,000 post-reverse split shares of common stock to Halter Financial for a purchase price of $650,000. As a condition of the consummation of the Stock Purchase Agreement, an additional 1,335,000 post-reverse split shares of common stock was sold to Halter Financial and 25,000 post-reverse split shares of common stock to Tryant, LLC, an entity owned and controlled by Mr. Jenson, at a price of $0.01 per share. As a result of these transactions, Halter Financial became the holder of approximately 98% of the Company’s issued and outstanding common stock. Upon the consummation of the transactions under the Stock Purchase Agreement and following the resignation of the incumbent officers and directors, Timothy Halter, the principal of Halter Financial, became the Company’s officer and director.

Effective June 21, 2006, the Company’s symbol on the OTC Bulletin Board was changed to “RTOH.”

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Acquisition of Orion

On August 28, 2006, (the Acquisition Date) the Company entered into a Securities Exchange Agreement (the Securities Exchange Agreement) with Orion and Orion’s members pursuant to which the Company acquired all of the issued and outstanding membership units of Orion in exchange for a total of 31,272,740 shares of common stock, which constituted 95.75% of the Company’s issued and outstanding common stock. As a result of the foregoing transactions, Halter Financial’s holdings of the Company’s common stock was reduced from approximately 98% to approximately 4% of issued and outstanding common stock. Upon consummation of the exchange transaction, Mr. Halter resigned as the Company’s sole officer and director and Patrick N. Barker was appointed as sole director and officer.

Background of Orion Ethanol, LLC.

Orion was formed on August 28, 2006 as a holding company for membership interests in Gateway Holdco, LLC, a Kansas limited liability company and Orion Development, LLC, a Kansas limited liability company. In August 2006, prior to, and in contemplation of, the consummation of the transactions contemplated by the Securities Exchange Agreement, the members of Gateway Holdco (the Former Gateway Members) and the members of Orion Development (the Former Orion Development Members) exchanged their units in Gateway Holdco and Orion Development, respectively, for units of Orion (the Unit Exchanges). Following the Unit Exchanges, Orion became the parent of Gateway Holdco (Orion owns 62% of Gateway Holdco with Indeck Energy Services, Inc. (Indeck), Noble Americas Corp. (Noble) and White Pines, LLC (White Pines) holding minority interests of 23.8%, 9.5% and 4.7% respectively) and Orion Development (Orion owns 100% of Orion Development). Gateway Ethanol, LLC (Gateway), a Kansas limited liability company which was a wholly-owned subsidiary of Gateway Holdco became a majority-owned subsidiary of Orion.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Post Reverse Acquisition

Following the reverse acquisition Orion became a wholly-owned subsidiary and the holding company for all of the Company’s commercial operations. Commercial operations constitute those of a renewable energy company focusing on commercial ethanol production. Ethanol, or ethyl alcohol, is 200-proof grain alcohol. An ethanol plant produces fuel-grade ethanol, which may be blended in a percentage with gasoline to make a finished motor fuel.

Since the former members of Orion owned a majority of the issued and outstanding shares of the Company’s common stock after the reverse acquisition, the transaction was accounted for as a recapitalization of RTO Holdings where Orion is deemed to be the accounting acquirer and has adopted the capital structure of RTO. The assets and liabilities of RTO were therefore deemed to have been acquired by Orion from RTO, at the Acquisition Date. Accordingly, all financial information included in this report on Form 10-KSB prior to the Acquisition Date is that of Orion, as if Orion had been the registrant. The financial information since the Acquisition Date is that of RTO, Orion and other subsidiaries, consolidated.

The Company does not have any active manufacturing operations and has not yet commenced the production of ethanol, however, Gateway Ethanol is currently constructing a 55 million gallon per year dry-grind ethanol plant near Pratt, Kansas (the Pratt facility). The Company has entered into agreements to acquire an aggregate of approximately 1,400 acres of land for the construction of ethanol production facilities at the following locations: Enid, Oklahoma, Shattuck, Oklahoma, Hugoton, Kansas and Colby Kansas. The air quality permits for the planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006.

Effective November 2, 2006, the Company’s name was changed to Orion Ethanol, Inc. to reflect the business as a renewable energy company focusing on commercial ethanol production. The new stock symbol is OEHL.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of consolidation

The consolidated financial statements include the accounts of Orion Ethanol, Inc and wholly owned subsidiaries Orion Ethanol, LLC, Orion Development, LLC and a 62.08% owned subsidiary, Gateway Holdco, LLC along with Holdco’s wholly owned subsidiary, Gateway Ethanol, LLC. All significant intercompany transactions and balances have been eliminated.

 Use of estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with original maturities of three months or less.

Concentrations of credit risk

The Company’s cash balances are maintained in depository accounts with high quality financial institutions and, at times, may exceed federally insured limits. The Company does not believe it is exposed to significant credit risk as it relates to cash balances.

Debt service escrow

The senior debt agreement for the Pratt facility requires the maintenance of a debt service escrow. To fund this account, 75% of the excess cash flow from Gateway shall be deposited to the escrow account until the account balance reaches a minimum of $4,150,000. There was no excess cash flow as of December 31, 2006.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, and accounts payable, approximate fair value because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value due to either the interest being determined by variable rates, repricing periodically, or because the fixed rate approximates the current market rate of interest available to the Company.

Property and equipment

Property and equipment are stated at cost. Construction in progress consists of amounts incurred for construction of the Pratt facility, capitalized interest and other costs that meet capitalization criteria. Capitalized interest was $999,000 and $0 for the periods ending December 31, 2006, and December 31, 2005 respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets when construction is completed and the assets are placed into service.

Impairment of long-lived assets

The Company periodically reviews the carrying value of its property and equipment to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, the Company will prepare projections of undiscounted cash flows, without interest charges, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment is made to the carrying amount based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset.

Intangible assets

Intangible assets consist of costs related to water rights and the option to purchase land and water. The water rights are considered to have infinite lives at this time and for that reason will have no corresponding amortization. The Company will evaluate the remaining useful life each year to determine whether events and circumstances continue to support an indefinite useful life. The land and water options have finite lives, one-year. Accordingly, the costs are capitalized as incurred and will be expensed should the options lapse without being exercised. If the options are exercised, the costs of the options will be capitalized as a portion of the cost to acquire the land and water for the project.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan costs

Loan costs are capitalized and amortized over the term of the related debt using the interest method of amortization.

Organizational and start-up costs

Organizational and start-up costs including professional fees, travel, salaries, insurance and other costs are expensed as incurred.

Earnings Per Share

Earnings per share represents net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Weighted average shares were calculated giving effect to the issuance of 31,272,740 shares for all the outstanding units of Orion, as if the reverse acquisition had occurred at the beginning of each period presented.

Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. A valuation allowance is recorded on net deferred tax assets when it is more likely than not that these assets will not be realized. The Company will file a federal income tax return, which will include the taxable income or loss from Orion, from the Acquisition Date. Prior to the merger transaction, Orion was a non-income tax paying entity. Taxable income or loss flowed through to the members, and the resulting tax liabilities are payable by the members.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008.  The Company is currently evaluating the impact that this interpretation may have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to our consolidated financial statements up adoption of SAB No. 108.

In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, but is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. There was no effect on the Company of adoption of SFAS No. 123R.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

NOTE B - PREDECESSOR COMPANIES

Development of the Pratt ethanol plant site began in 2003 with the formation of Southwest Ethanol, LLC (Southwest) on February 27, 2003. On December 27, 2004, Southwest contributed all of the assets related to the future plant site to Wildcat Bio-Energy, LLC (Wildcat) in exchange for an 18% interest in Wildcat.

Wildcat continued development of the Pratt ethanol plant site through 2005. In December 2005, SNB Associates purchased the original Wildcat members’ interests resulting in a change in control of Wildcat. Due to the change in control, a step-up in basis of $963,000 was recorded to land and improvements. The step-up was based on a current appraisal.

On March 30, 2006, Wildcat contributed all of its assets related to the ethanol plant site to Gateway Holdco, LLC. These assets consisted of land, land improvements, water rights and construction in progress.

Southwest and Wildcat are considered predecessor companies to Gateway Holdco, LLC and as such are presented in these financial statements as one entity.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	December 31, 2005
Note payable to senior lender secured by property tax rebate payments of Gateway Ethanol, variable interest rate at three-year U.S. Treasury Note + 4.25% (8.7% at December 31, 2006), adjusted every three years, monthly interest payments through February 1, 2007 and annual principal and interest payments thereafter, with a final payment due February 1, 2017.	$10,962,000	$-
Note payable to Lurgi, secured by the plant assets under construction, at 12.0% interest, quarterly interest payments through February 2012 with principal due on March 30, 2011	7,149,000	-
Note payable to senior lender secured by property and assets of Gateway Ethanol, variable interest rate at Prime Rate +1.75% (10.0% at December 31,2006), adjusted monthly, principal and interest payments monthly beginning October 1, 2007 with a maturity date of March 31, 2011.	10,513,000	-
Subtotal	28,624,000	-
Less: Current maturities	165,000	-
Total	$28,459,000	$-

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - LONG-TERM DEBT (continued)

Future maturities of long-term debt as of December 31, 2006 are as follows:

Years ending December 31,
2007	$165,000
2008	1,373,000
2009	1,595,000
2010	1,778,000
2011	9,129,000
Thereafter	14,584,000
Total	$28,624,000

On March 30, 2006, Gateway Ethanol and Dougherty Funding, LLC entered into a Tax Increment Secured Promissory Note to provide funding for the Pratt facility. Dougherty agreed to advance Gateway $11,340,000 against future revenues from a Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas dated February 1, 2006 with a maturity date of February 1, 2017. The initial interest rate is 8.75%, to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%. Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008. The principal of the Note shall be payable on each February 1 commencing February 1, 2008. See Note H.

On March 30, 2006, Gateway entered into a debt agreement with the senior lender, outlining the terms of its construction and term debt financing arrangements. The agreement includes provisions for construction advances up to $54,300,000 for the construction of the ethanol plant in Pratt County. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The construction and term debt is secured by substantially all of the assets of Gateway. The debt agreement contains financial and other covenants, and includes restrictions on certain activities of Gateway, such as incurring additional debt. If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur, the senior lender would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of Gateway.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - LONG-TERM DEBT (continued)

Gateway has obtained a debt service reserve letter of credit of $3,250,000 and a revolving line of credit for up to $7,500,000 for working capital needs through Noble Americas Corp, a member of Gateway. Interest accrues on the line of credit at a rate of LIBOR plus 4.00%. There were no amounts outstanding on these debt agreements at December 31, 2006. See note F.

NOTE D - CONVERTIBLE SENIOR NOTES

On November 3, 2006, the Company entered into several subscription agreements with 19 accredited investors (as defined in Section 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). Pursuant to the subscription agreements, on November 3, 2006, the investors acquired, in the aggregate, $12,430,000 in principal amount of convertible senior notes. The notes were acquired at face value. Except for Gary C. Evans, CEO, who is also an investor acquiring $1,000,000 in principal amount of notes, the investors do not have any material relationship with the Company or the Company’s affiliates other than this transaction.

The notes are unsecured and bear interest at a rate of 8% per annum. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. The notes mature on October 31, 2008. The notes automatically convert upon the closing of an equity financing that results in $100 million of gross cash proceeds to the Company, including the gross proceeds from the conversion of the notes. If there is such a qualified financing, then the principal amount of the notes would be convertible into the same securities that were issued in the qualified financing utilizing the same valuation as was used in the qualified financing. However if any warrants are issued in the qualified financing, then the holders of the notes would be entitled to twice as many warrants as the investors in the qualified financing.

Also, in accordance with a beneficial conversion feature, at any time after May 1, 2007, at the option of the individual note holders, the outstanding balance of the notes may be converted into the company’s common stock at a conversion price of $1.00. The intrinsic value of the conversion option is limited to the amount of proceeds from the notes, or $12,430,000, and is assigned to paid-in capital and treated as a discount on the note payable. The discount on the note will be amortized to interest expense over the term of the note. As of December 31, 2006, the unamortized discount was $11,429,000. The Company does not have the option to prepay the notes without the consent of the holders of a majority in principal amount of the notes.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - CONVERTIBLE SENIOR NOTES (continued)

In connection with this private placement, the Company also entered into a registration rights agreement with the investors. The registration rights agreement requires the Company to register for re-sale the securities issuable upon conversion of the notes with the times and subject to the terms of the registration rights agreement.

NOTE E - SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2006, no shares were issued and outstanding.

Common Stock

The Company has 100,000,000 shares of common stock authorized. As of December 31, 2006, there were 32,661,025 shares issued and outstanding. As described in NOTE A of these financial statements, 1,388,285 shares were issued in connection with the reverse acquisition.

Equity Compensation Plan

On November 28, 2006, the board of directors adopted the 2006 Equity Incentive Plan (the 2006 Plan). The 2006 Plan was approved by written consent of the majority of our shareholders on December 8, 2006. The 2006 Plan reserves 15,000,000 shares of our common stock for issuance in connection with stock options, restricted stock awards and other equity-based awards to be granted under the 2006 Plan. No award has been issued under the 2006 Plan.

The awards (which may include grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units or performance shares) under the 2006 Plan are subject to the administration and interpretation by the board of directors or any of its committees administering the 2006 Plan. The following is a summary of principal terms of the 2006 Plan.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E - SHAREHOLDERS’ EQUITY (continued)

Equity Compensation Plan (continued)

The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except in the case of an incentive stock option granted to a 10% owner, where the exercise price per share will be no less than 110% of the fair market value per share on the grant date.

The term, vesting regime, exercise date and exercise of the stock option will be set forth under the respective award agreement. The form of payment for the exercise of the stock option is determined by the administrator and may consist of any combination of cash, check, other shares and, to the extent not prohibited by the Sarbanes-Oxley Act of 2002, promissory notes or a cashless exercise program.

Unvested stock options are cancelled as of 90 days after termination of employment as set forth in the respective award agreement and the shares covered by such unvested portion of the award agreement will be forfeited to the Registrant and revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan. Options that have vested remain exercisable for 90 days after termination; depending on award agreement, other forms of award may terminate on the day of employment termination.

On the date set forth in the award agreement or on a date determined by the administrator, as applicable, all (i) restricted stock grants for which restrictions have not lapsed; (ii) unearned restricted stock units; (iii) stock appreciation rights; and (iv) performance units and shares shall be forfeited to the Registrant and will revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan.

No more than an aggregate of 2,000,000 shares (or for awards denominated in cash, the fair market value of 2,000,000 shares on the grant date) may be subject to awards under the 2006 Plan to any individual participant in any one fiscal year of the Registrant. In addition, subject to certain terms under the 2006 Plan and the Internal Revenue Code, no more than an aggregate of 5,000,000 shares may be issued under an option that qualifies as an incentive stock option.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F - RELATED PARTIES

Pre-development costs

Upon final completion of the Pratt, Kansas ethanol facility, SNB Associates, LLC, the majority owner of Orion, will become entitled to a payment in an amount not to exceed $830,000 for reimbursement of pre-development costs relating to the Pratt facility. This payment will only be made if there are any unexpended construction contingency or interest reserves at the time of final completion of the Pratt facility. This obligation to reimburse SNB Associates, LLC arises under a verbal understanding of the parties. No payment is anticipated as the Company does not expect to have unexpended reserves upon completion of the facility.

Commitment fee

Wildcat Holdco, LLC, a shareholder of the Company paid a $100,000 commitment fee to the senior lender on behalf Gateway. Gateway is obligated to repay this amount to Wildcat Holdco, LLC without interest and upon demand.  This obligation is pursuant to a verbal arrangement. This amount has been reflected in advances from related parties in the accompanying financial statements.

Energy service agreement

An affiliate of Indeck Energy Services, Inc., a member of Gateway, entered into an Energy Services Agreement with the Company, dated October 21, 2005.  Gateway is required to purchase steam and heated air from Indeck for use at the Pratt facility at a monthly capacity cost of $672,000 and to reimburse Indeck for the raw materials required to generate such steam and heated air.  The monthly capacity cost escalates at a rate of 3% per year over the term of 12 year term of the Energy Services Agreement.  The 12 year term starts at the in-service date of the Pratt facility.

Ethanol marketing agreement

Noble Americas Corp. (Noble), a member of Gateway, entered into an Ethanol Purchase and Sale Agreement with Gateway on December 14, 2005.  Pursuant to the Ethanol Purchase and Sale Agreement, Gateway is required to sell to Noble all of the ethanol that it produces at its Pratt facility at the price at which Noble resells the ethanol less the costs of distribution and a market rate sales commission.  In addition, Noble has arranged a debt service reserve letter of credit and a revolving line of credit for working capital needs, including financing the acquisition of corn input for processing into ethanol.  See Note C.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F - RELATED PARTIES (continued)

Boiler Lease

Gateway has entered into a lease agreement with Indeck, a member, for the design and construction of a natural gas boiler. The operating lease requires 60 monthly lease payments of $93,500, as summarized in the table below, starting when the ethanol plant is operational, but no later than January 1, 2008. Should final completion of the plant per Gateway’s construction agreement with Lurgi not be met by August 1, 2007, Gateway shall be obligated to pay Indeck a sum of $25,000 per month until January 1, 2008.

The minimum annual payments are as follows:

2007	$561,000
2008	1,122,000
2009	1,122,000
2010	1,122,000
2011	1,122,000
Thereafter	561,000
Total	$5,610,000

Corn Supply Agreement

Cargill, Incorporated, a shareholder of the Company, entered into a Corn Supply Agreement with Gateway on March 30, 2006.  Pursuant to the Corn Supply Agreement, the Company is required to purchase exclusively from Cargill all of their grain requirements. The Company will pay Cargill the agreed price of the grain plus a grain origination fee.

 Distillers Grain Marketing Agreement

Cargill, Incorporated, a member of the Company, entered into a Distillers Grain Marketing Agreement with Gateway on March 30, 2006.  Pursuant to the Distillers Grain Marketing Agreement, Gateway is required to sell to Cargill all of the Distillers Grain that it produces at its Pratt facility at the price at which Cargill resells the distillers grain less the costs of distribution and a market rate sales commission.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G - COMMITMENTS AND CONTINGENCIES

Plant Construction Project

On January 31, 2006, Gateway entered into agreements for the construction of a grain and dry distiller’s grain handling and storage facility and a loop rail facility in connection with the proposed ethanol plant. On March 30, 2006, Gateway entered into an agreement for the construction of the ethanol plant. The project is expected to be completed during 2007 with estimated direct project costs of $75,400,000 and total project costs of $93,000,000. At December 31, 2006 and December 31, 2005, construction costs of $42,466,000 and $1,885,000 respectively, are included in construction in progress.

Construction of Electrical Substation

On March 30, 2006, Gateway entered into agreements for the construction of an electrical substation. Under these agreements, land owned by Gateway is leased to an unrelated third-party for a minimum of five and up to 10 years under the condition that the third-party must build a substation according to specifications and sublease it back to Gateway for $23,303 per month. Company has the right to purchase the substation at a Fair Market Value after 60 months. The Fair Market Value will be negotiated by Gateway and the sublessor. Should the two parties be unable to reach an agreement on the value, an independent appraisal will be used to determine the value of the facility.

Environmental Compliance

Substantially all of the Company’s facilities will be subject to federal, state, and local regulations relating to the discharge of materials into the environment. Management believes that the currently anticipated practices and procedures for the control and disposition of such wastes comply with the applicable federal, state and local requirements.

Risk Management Agreements

On March 30, 2006, Gateway entered into agreements with Cargill, Incorporated to manage its exposure to price risk related to forecasted corn, forward corn purchase contracts, and natural gas after the ethanol plant is operational.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

Risk Management Agreements (continued)

These agreements have an initial term of 10 years. Gateway also entered into an exclusive distiller grain marketing agreement with Cargill, Incorporated that will commence on the first day of distiller grain sales and continue for an initial term of 10 years. The agreement calls for a fixed marketing fee percentage based upon sales with a minimum annual production of 13,800 tons per month. Cargill Biofuels, LLC, an affiliate of Cargill, Incorporated, is a shareholder of the Company.

Water Purchase Agreement

Gateway has entered into an agreement with the City of Pratt to purchase a minimum of 800 acre feet of water annually for a term of twenty years. The agreement calls for an initial rate of 39.95 cents per 1000 gallons of water plus 1/120th per month of the city’s cost of extending a pipeline to the facility. In addition, the agreement allows for a 2% annual rate adjustment.

Electricity Purchase Agreement

Gateway has entered into an agreement with Ninnescah Rural Electric Cooperative Association for the delivery of electricity to the facility for a term of ten years at the KEPCO 11/06/2003 rates.

Financial Advisory Agreement

On May 18, 2006, the Company entered into a Financial Advisory Agreement with Halter Financial Group, L.P. In this agreement, Halter agreed to provide certain financial advisory and consulting services related to the Company’s efforts to go public via a public shell corporation and to advise the Company in its efforts to complete an equity financing transaction. In return for these services , Halter received 4.25% of the public entity’s common stock. In addition, Halter Financial will be paid $450,000 for the purchase of the public shell to be paid in conjunction with the Company’s equity financing transaction. This amount has been accrued and included in advances from related parties in the accompanying financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G - COMMITMENTS AND CONTINGENCIES (continued)

Employee Severance Expense

Effective November 22, 2006 the Company eliminated the position of Chief Operating Officer and reassigned the prior duties of the office to the other executive officers of the company. Pursuant to his employment contract, the Company’s then current Chief Operating Officer, Richard Jarboe, resigned and is requesting severance payment. The Company is currently negotiating a settlement with Mr. Jarboe. At December 31, 2006 the company recorded the estimated maximum potential liability of $511,000 as severance expense.

NOTE H- PROPERTY TAX REBATES

On February 1, 2006, the Company entered into a property tax rebate agreement with Pratt County, Kansas. The agreement allows 95% of taxes collected associated with the ethanol plant for years 2007 through 2012 and 75% of the taxes for years 2013 through 2016 to be rebated. See Note C.

NOTE I - INCOME TAXES

Income tax rate differs from the statutory federal income tax rate of 35% as follows:

	2006	2005
Tax benefit at U.S. federal statutory rate	(35)%	(35)%
Nondeductible merger costs	23	-
Pre-merger costs	2	35
Nondeductible interest on convertible debt	4	-
Pre-merger loss	7	-
Other	(1)	-
Effective rate	0%	0%

Orion Ethanol, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I - INCOME TAXES (continued)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2006 are as follows:

IRS Sec. 263(a) capitalized expenses	$346,502
Start-up costs	298,833
Severance reserve	198,452
Depreciation	6,524
Total deferred tax asset	850,311
Valuation allowance	(850,311)
Net deferred tax asset, noncurrent	$-

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. There were no deductible temporary differences at December 31, 2005. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of deductible temporary differences and tax planning strategies. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ETHANOL, INC.

Dated: March 28, 2007	By:	/s/ Gary C. Evans
Gary C. Evans President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary C. Evans	President, Chief Executive	March 28, 2007
Gary C. Evans	Officer and Director

/s/ Patrick N. Barker	Director, Chairman of the Board	March 28, 2007
Patrick N. Barker

/s/Lane Hamm	Chief Financial Officer (Principal Financial Officer	March 28, 2007
Lane Hamm	& Principal Accounting Officer)

/s/ Jerry Nash	Director	March 28, 2007
Jerry Nash

/s/ Wallace Stanberry	Director	March 28, 2007
Wallace Stanberry

/s/ J. Porter Loomis	Director	March 28, 2007
J. Porter Loomis

/s/ J.L. Butch Meibergen	Director	March 28, 2007
J.L. Butch Meibergen

Exhibit Index

Exhibit No.                Description

Exhibit No.	Title of Agreement/Document

2.1
Securities Exchange Agreement, dated August 28, 2006, among Orion, Orion Ethanol, LLC and members of Orion Ethanol, LLC. [Filed as Exhibit 2.1 to the Form 8-K filed with Commission on August 29, 2006].

2.2
Unit Exchange Agreement, dated as of August 28, 2006, among Orion Ethanol, LLC and of the members of Orion Development, LLC. [Filed as Exhibit 2.2 to the Form 8-K filed with the Commission on August 29, 2006].

2.3
Unit Exchange Agreement, dated August 28, 2006, among Orion Ethanol, LLC and each of the member of Gateway Holdco, LLC. [Filed as Exhibit 2.3 to the Form 8-K filed with the Commission on August 29, 2006].

3.1
Amended Articles of Incorporation. [Filed as Exhibit to Information Statement on Schedule 14C filed with the Commission on October 23, 2006 (Change of Name); Filed as Exhibit to Information Statement on Schedule 14C with the Commission on December 21, 2006 (Blank check shares)].

3.2	Amended and Restated Bylaws [Filed as Exhibit 3.1 to Form the Form 8-K filed with the Commission on October 10, 2006].

3.3	Amended and Restated Orion Ethanol, LLC Operating Agreement, dated August 28, 2006. [Filed as Exhibit 3.3 to the Form 8-K filed with the Commission on August 29, 2006].

3.4	Gateway Holdco, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.4 to the Form 8-K filed with the Commission on August 29, 2006].

3.5	Gateway Ethanol, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.5 to the Form 8-K filed with the Commission on August 29, 2006].

3.6	Amended and Restated Orion Development, LLC Operating Agreement, dated August 28, 2006. [Filed as Exhibit 3.6 to the Form 8-k filed with the Commission on August 29, 2006].

4.1	Form of Senior 8% Convertible Note. [Filed as Exhibit 4.1 to the Form 8-K filed with the Commission on November 7, 2006].

10.1	Financial Advisory Agreement, dated May 18, 2006, between Halter Financial Group, L.P. and Orion Ethanol. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006].

10.2	Ground Lease, dated March 30, 2006, between Gateway Ethanol and Power To Go, L.L.C. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on August 29, 2006].

10.3	Sublease Agreement, dated March 30, 2006, between Power to Go, L.L.C. and Gateway Ethanol, LLC. [Filed as Exhibit 10.3 to the Form 8-K filed with the Commission on August 29, 2006].

1

10.4	Loan and Security Agreement, dated March 30, 2006 between Gateway Ethanol and Dougherty Funding. [Filed as Exhibit 10.14 to the Form 10-QSB filed with the Commission on November 14, 2006].

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

2

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

10.27	Promissory Notes dated September 1, 2006 by Orion Ethanol, LLC and each of Patrick Barker, Timothy Barker and Jerry Nash respectively.

10.28	Orion Ethanol, Inc. 2006 Equity Incentive Plan. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on December 4, 2006].

14.1	Code of Ethics. [Filed as Exhibit 14.1 to the Form 8-K filed with the Commission on August 29, 2006].

16.1	Letter from Mantyla McReynolds regarding change in certifying accountants. [Filed as Exhibit 16.1 to the Form 8-K filed with the Commission on August 29, 2006].

21.1	Subsidiaries. [Filed as Exhibit 21.1 to the Form 8-K filed with the Commission on August 29, 2006].

3

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4