Form 10KSB/A
period 2006-12-31
ORION ETHANOL, INC
filed 2007-04-30
CIK 812355

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	Annual report under section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2006

☐	Transition report under section 13 or 15(d) for the Securities Act of 1934.

For the Transition period from ______ to _______.

Commission file number: 000-15579

Orion Ethanol, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0348444 (I.R.S. Employer Identification Number)

307 South Main Street
Pratt, Kansas 67124
(Address and zip code of principal executive offices)

(620-672-2814)
(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by average bid and ask prices at March 15, 2007 was $36,197,330.

The number of shares of the issuer’s common stock outstanding, as of March 15, 2007 was 32,661,025.

Registrant’s revenues for its most recent fiscal year: $46,000

Transitional Small Business Disclosure Format: Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Orion Ethanol, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2007, to include the information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB because Orion Ethanol Inc. will not file its definitive proxy statement within 120 days of the end of its fiscal year. In addition, Item 13 of Part III has also been amended to reflect the filing of currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates set forth in the Original Filing, and the disclosures in the Original Filing have not been updated to reflect any events which occurred at any time subsequent thereto.

Except as otherwise indicated by the context, references in this Amendment to “Orion,” “we,” “us,” or “our,” are references to the combined business of Orion Ethanol, Inc., its wholly-owned subsidiary, Orion Ethanol, LLC, and its majority-owned subsidiary, Gateway Ethanol, LLC.

FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

You should read this report completely and our other reports filed with the SEC completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company’s directors and executive officers as of the date of this report:

Name	Age	Business Experience	Director/Officer Since

Gary C. Evans	49
GARY C. EVANS is our president and chief executive officer and a member of our board of directors. He has held those positions since October 23, 2006. Mr. Evans is also currently the chairman and chief executive officer and founder of GreenHunter Energy, a reporting renewable energy company. He has held such position since the inception of GreenHunter Energy in 2006. Mr. Evans is also currently a principal of Global Hunter Holdings, L.P., the parent of Global Hunter Securities, LLC. He has acted as a principal of Global Hunter Holdings since 2005. From 1985 to June 2005, Mr. Evans was the chairman, president and chief executive officer of Magnum Hunter Resources, Inc., a New York Stock Exchange listed company, until its $2.2 billion sale to Cimarex Energy Company in June 2005. Mr. Evans is also currently the lead director of Novavax, Inc., a NASDAQ listed pharmaceutical company.
			2006

Lane Hamm	38
LANE HAMM is our executive vice president - chief financial officer. Mr. Hamm has held that position since August 28, 2006, the date on which we consummated the reverse acquisition transaction with Orion Ethanol, LLC. Mr. Hamm was the chief financial officer of Orion Ethanol, LLC and its operating subsidiaries since April 2006. Mr. Hamm acted as an independent financial consultant during the period from August 2004 through April 2006. From February 1994 through November 2003, Mr. Hamm held several executive positions at Blockbuster, Inc., an international entertainment retail company, including the position of chief financial officer of Blockbuster Canada from November 2001 through November 2003.
			2006

Timothy C. Barker	27
TIMOTHY C. BARKER. Mr. Barker is our executive vice president - development. Mr. Barker has held that position since August 28, 2006, the date on which we consummated the reverse acquisition transaction with Orion Ethanol, LLC. Mr. Barker was a vice president of Orion Ethanol, LLC and its operating subsidiaries since their inception in August 2005. Mr. Barker is also currently the president of Fresh-n-lite, LLC, a restaurant holding company, and he has held that position since October 2003. Prior to becoming the president of Fresh-n-lite, LLC, Mr. Barker attended Washburn University School of Law where he received a Juris Doctor degree and prior to that Mr. Barker received his B.A. from Oklahoma Christian University in 2001.
			2006

Name	Age	Business Experience	Director/Officer Since
Joshua N. Barker	31
JOSHUA N. BARKER is our executive vice president - risk management. Mr. Barker has held that position since August 28, 2006, the date on which we consummated the reverse acquisition transaction with Orion Ethanol. Mr. Barker was a vice president of Orion Ethanol, LLC and its operating subsidiaries since their inception in August 2005. From March 2003 through August 2005, Mr. Barker was the president of Midwest Research & Trading, LLC, an investment advisory business founded by Mr. Barker. From August 2001 through March 2003, Mr. Barker worked as an associate at Stull and Wood, LLC, a law firm in Pratt, Kansas. Mr. Barker received a Juris Doctor degree from the University of Kansas School of Law in 2000 and received a B.A. from University of Kansas.
		2006

Frank H. Moore	54
FRANK H. MOORE has been our vice president - plant operations since October 23, 2006. Prior to that, Mr. Moore served as vice president of Parallel Products, one of the country’s largest processors of liquid wastes, where he started as their national operations manager in May 2000, with responsibilities for four plants in the US and Canada. From 1994 until 2000, Mr. Moore served as general manager of a fuel ethanol partnership for Farmland Industries, working out of South Dakota. Prior to that time Mr. Moore served as senior vice president for Kentucky Agricultural Energy Corp., a Chevron alternative fuels investment. Mr. Moore has been a member of the Board of the Renewable Fuels Association, the trade association for the renewable fuels industry located in Washington, DC, where he served on its executive committee as Treasurer. Mr. Moore has also served as an ethanol industry lobbyist, and has sat on several U.S. Senatorial advisory committees. He received his Bachelor’s Degree from Western Kentucky University in Biology and Biophysics.
		2006

Name	Age	Business Experience	Director/Officer Since
Jerry Nash	46	JERRY NASH has been a director and the executive vice president - distribution of our company since October 23, 2006. Mr. Nash has been a shareholder and director of Orion Ethanol, LLC since its inception. Prior to that, Mr. Nash served as President and CEO of Nash Oil & Gas, Inc., since 1993. Mr. Nash is not a director of any other public company.	2006

Wallace Stanberry	85	WALLACE A. STANBERRY has been an independent director of our company since October 23, 2006. Mr. Stanberry has been President of Transpetco Transport Company since 1969. Mr. Stanberry graduated from Louisiana State University with a degree in Petroleum Engineering. Mr. Stanberry is not a director of any other public company.	2006

J. Porter Loomis	43
J. PORTER LOOMIS has been an independent director of our company since October 23, 2006. Mr. Loomis is the chief executive officer of The Peoples Bank of Pratt, Kansas and has held such position since 1999. Prior to that, Mr. Loomis was an associate with the Prudential Corporate Finance Group in Newark, New Jersey. His responsibilities included the analysis, documentation, and structuring of private debt placements, leveraged buyout transactions, and cashout of leveraged buyout holdings. Mr. Loomis graduated from Carleton College, Northfield, Minnesota, with a BA degree in Economics in 1985 and received an MBA in finance and accounting from Cornell University, Ithaca, New York, in 1987. Mr. Loomis is not a director of any other public company.
			2006

J.L. “Butch” Meibergen	50	J.L. “BUTCH” MEIBERGEN II has been an independent director of our company since October 23, 2006. Mr. Meibergen is the president of Johnston Grain and Johnston Enterprises (Holding Company) and has held such position since 1991. Prior to that, Mr. Meibergen was, starting from 1979, a grain merchandiser for Johnston Grain. Mr. Meibergen graduated from Oklahoma State University in 1979 with a BS degree in Agricultural Economics. Mr. Meibergen is not a director of any other public company.	2006

Patrick N. Barker	61
DR. PATRICK BARKER was, from August 28, 2006 until October 23, 2006, our president and chief executive officer. On October 23, 2006, Dr. Barker relinquished his posts as our president and chief executive officer. Dr. Barker, however, remains with our company as our executive chairman. Dr. Barker was the chairman of Orion Ethanol, LLC and its operating subsidiaries since their inception in August 2005 and has been involved in the development of our projects since January 2003. Dr. Barker was also the chief of surgery at Pratt Regional Medical Center in Pratt, Kansas and held this position from 1975 to 2007. Dr. Barker was a director of Western Savings Association, 1977 to 1982; and director of Columbia Savings Association, 1982 to 1994; director of Western Financial Corporation, a savings and loan institution, in 1997. While with the savings and loan industry, Dr. Barker gained extensive experience with mergers and acquisitions of publicly traded entities.
			2006

Family Relationships

Dr. Patrick Barker is the father of Joshua Barker and Timothy Barker.

Code of Ethics

We have adopted a Code of Ethics applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed on August 28, 2006 as Exhibit 14.1 to a Current Report on Form 8-K. Our Code of Ethics may also be viewed on our website, www.orionethanol.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Based on the written representations of our directors and officers and our review of the copies of Form 3 and Form 4 reports filed with the Securities and Exchange Commission that were furnished to us during the year ended December 31, 2006, we believe that all reports required to be filed pursuant to Section 16(a) were filed in a timely manner.

Independence of the Board of Directors. Upon consideration of the criteria and requirements regarding director independence set forth in rules promulgated by The NASDAQ Stock Market, our Board of Directors has determined that three of our six (6) directors are “independent directors” as such term is defined in NASDAQ listing requirements. Specifically, the Board has determined that Messrs. Stanberry, Loomis, Meibergen meet such criteria and requirements. The independent directors meet in a separate executive session immediately following each regular meeting of the Board of Directors or, if such a meeting is not possible, then within a reasonable period of time thereafter.

Board of Director Nominations

All members of our Board of Directors are elected annually by our stockholders, except that our Board of Directors is authorized to fill vacancies that occur during the year. We do not have a governance and nominating committee. Our independent directors are responsible for recommending to our Board of Directors, director candidates for nomination and election. The independent directors review with the Board of Directors the applicable skills and characteristics we require in the context of our current Board composition and circumstances. In making their recommendations to the Board of Directors, the independent directors may consider, among other things, the appropriate characteristics, skills and experience of the individual with the objective of having a Board with diverse backgrounds and experience in business. In evaluating the suitability of individual board members, the independent directors may take into account many factors, including (i) the individual’s general understanding of management, finance and other disciplines relevant to the success of a publicly traded company in today’s business environment; (ii) the individual’s understanding of our business, operations and industry; (iii) the individual’s educational and professional background; and (iv) the individual’s accomplishments. The independent directors are also expected to evaluate each individual with the objective of recommending a group that can best perpetuate the success of our business and represent our stockholders’ interests through the exercise of sound judgment, using their diversity of experience. In determining whether to recommend a director for re-election, our independent directors may consider the director’s past attendance at meetings and participation in and contributions to the activities of the board of directors of the company

Our independent board members will also consider candidates recommended by stockholders who meet the general guidelines discussed above. Stockholders wishing to suggest director candidates must comply with the procedures outlined in the section below-entitled “Security Holder Communication to the Board of Directors.”

Audit Committee

The audit committee represents our Board of Directors in discharging its responsibility as it relates to our accounting, reporting, and financial practices and has general responsibility for surveillance of our internal controls and accounting and audit activities. Our Board of Directors formed the audit committee in November 2006 and have adopted a written Charter for the audit committee, a copy of which is attached as an exhibit to this Amendment and may be obtained free of charge by delivering written request to the Company as provided herein. Our audit committee is composed of the three independent directors, Messrs. Stanberry, Loomis and Meibergen. The audit committee held no meetings during 2006. Upon consideration of the criteria and requirements regarding such heightened standard of independence, the Board of Directors has determined that the members of the audit committee meet such criteria and requirements and are “independent” for such purposes.

Our Board of Director has reviewed the experience, qualifications and skills of each member of the audit committee and determined that Mr. Loomis, is an “audit committee financial expert,” as such term is used in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Mr. Loomis’ experience qualifies him as our audit committee financial expert in that he has experience in analyzing and evaluating financial statements, supervising the preparation of GAAP based financial statements and supervising internal and external audit programs.

Security Holders Communication to the Board of Directors

Security holders wishing to send communications directly to the Board of Directors or to a specific member of the Board of Directors are asked to send such communications via U.S. Mail to the attention of Lane Hamm, Secretary of Orion Ethanol, Inc., 307 South Main Street, Pratt, Kansas 67124. Security holders sending such communications should clearly mark the item as intended for delivery to the Board of Directors or to a specific member of our Board of Directors. Mr. Hamm has been instructed by the Board to screen each communication so received only for the limited purposes of ascertaining (1) whether such communication is indeed from a security holder and (2) whether such communication relates to the Company.

Mr. Hamm will promptly forward copies of all such communications that pass his limited screening to each member of the Board, in the case of communications to the entire Board, or to the particular member addressee. Delivery by Mr. Hamm will be completed by mail, facsimile or e-mail, as Mr. Hamm determines is appropriate. In the event Mr. Hamm ceases to be the Secretary of Orion Ethanol, his successor in such office will fulfill his duties described above.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the Company’s named executive officers (“NEOs”) for the fiscal year ended 2006 including all individuals that served as the Company’s principal executive officer (“PEO”) or acting in a similar capacity and the only other executive officer whose compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Gary C. Evans - CEO/ Director	2006	0	0	0

Patrick N. Barker - Chairman/CEO	2006	0	0	0

Timothy Halter - CEO/CFO	2006	0	0	0

Richard Jarboe -- COO	2006	146,250	500,000	646,250

Mr. Halter was our Chief Executive Officer from June 21, 2006 through August 28, 2006, through the closing of the reverse acquisition of Orion Ethanol, LLC, our subsidiary. On August 28, 2006, Dr. Barker became the Chief Executive Officer of the Company. Dr. Barker relinquished his position on October 23, 2006, but remains as the Chairman of the Board of Directors and has, since January 1, 2007, also acted as a consultant to the Company for which he is paid $200,000 per year by the Company. Although the Company negotiated an employment agreement with Dr. Barker (Exhibit 10.10 to the Company’s 8-K filing of August 29, 2006), that agreement was never executed. Neither Dr. Barker nor Messrs. Evans (further discussed below) or Halter received any compensation for their services as Chief Executive Officer (or in any other capacity) during the fiscal year ending in 2006 because the Company did not have any operations.

After Dr. Barker’s resignation, Gary C. Evans became the Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Evans acts as our Chief Executive Officer pursuant to a verbal agreement. The agreement in principle requires the Company to issue to Mr. Evans 3.5 million shares of restricted stock and/or options (final form and dates to be determined), with a vesting schedule to be based on the Company achieving certain targets such as a successful equity financing, stock listing on a national stock exchange, stock trading volumes and stock price thresholds in fiscal 2007.

Effective August 15, 2006, we entered into a three-year employment agreement with Mr. Jarboe. Mr. Jarboe’s employment agreement provides for a base salary of at least $250,000 per year and the payment of an annual incentive bonus pursuant to a program to be established for executive officers by the Company. In addition, during his period of employment, Mr. Jarboe was entitled to (i) participate in and be covered under all the welfare benefit plans or programs maintained by the Company for the benefit of senior officers pursuant to the terms of such plans and (ii) all pension, retirement, savings and other employee benefit plans and programs maintained by the Company. However, in the event that Mr. Jarboe’s employment is terminated by the Company “without cause”, by Mr. Jarboe for “good reason”, or by Mr. Jarboe within twelve months of the effective date of a change of control (each as defined in his employment agreement), the employment agreement provided that Mr. Jarboe was entitled to receive: (i) within 75 days of the date of termination (as defined in employment agreement), a lump sum payment of (A) his then applicable base salary (as defined in his employment agreement) and accrued vacation pay through the date of termination and (B) an amount equal to his base salary multiplied by two (2.0); (ii) a pro rated portion of any annual bonus that he would otherwise have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) 12 months of Company-provided health and dental insurance for Mr. Jarboe and his dependents or the economic equivalentof such benefits. If Mr. Jarboe’s employment was terminated by the Company for “cause” or by Mr. Jarboe without “good reason” (each as defined in his employment agreement), Mr. Jarboe was to receive: (i) his base salary and his accrued vacation pay (to the extent required by law or the Company’s vacation policy) through the date of termination, as soon as practicable following the date of termination (ii) reimbursement, pursuant to Company policy, for reasonable business expenses incurred, but not paid prior to the date of termination, unless the termination resulted from a misappropriation of Company funds; and (iii) any rights, compensation and/or benefits that may be due him following termination to which Mr. Jarboe was otherwise entitled. For any period of disability (as defined in the employment agreement), Mr. Jarboe was to receive, during the period of the disability, his full base salary. However, in the event that Mr. Jarboe’s employment was terminated due to (i) disability, the Company will (A) pay Mr. Jarboe his base salary through the date of termination and (B) provide Mr. Jarboe with any disability and/or other benefits and compensation to which he was entitled, or (ii) death, the Company will pay Mr. Jarboe’s beneficiary (A) his base salary and his accrued vacation pay through the date of termination, (B) reimbursement for reasonable business expenses incurred but not paid prior to the date of termination, and (C) any amounts due under any Company plans through the date of termination. If any benefit or payment to Mr. Jarboe is an excess parachute payment that is subject to the excise tax imposed by Section 4999, the employment agreement provides that the Company may limit the total change in control benefits at the excise tax threshold if (i) such benefits would be subject to the excise tax imposed by Code section 4999 and (ii) the Company determines that the executive would receive a net-after tax benefit by capping the benefits.  The employment agreement also includes customary non-disclosure, non-solicitation and non-compete covenants.

Effective December 1, 2006, Mr. Jarboe resigned from his position as Chief Operating Officer. In connection with his resignation, we and Mr. Jarboe entered into a Separation Agreement and Release (the “Separation Agreement”) effective March 10, 2007. In lieu of severance payments and any other rights that Mr. Jarboe had under the employment agreement, the Separation Agreement provided that the Company will pay a lump sum amount to Mr. Jarboe of $500,000, less any applicable withholdings, as severance benefits for termination of Mr. Jarboe’s employment. In addition, the Company will maintain the medical, hospitalization, and dental programs in which Mr. Jarboe (and his spouse and/or his dependents, as applicable) participated immediately prior to Mr. Jarboe’s termination from the date of his termination until December 31, 2007, in each case at the level in effect and upon substantially the same terms and conditions (including, without limitation, contributions required by Mr. Jarboe for such benefits) as existed immediately prior to Mr. Jarboe’s termination. If Mr. Jarboe so elects, the Company will also continue to provide Mr. Jarboe and his spouse and dependents with COBRA coverage, at Mr. Jarboe’s expense, up to the maximum time period allowed by COBRA after December 31, 2007. Pursuant to the Separation Agreement, the Company provided Mr. Jarboe with an affidavit attesting that no bonuses for officers and directors for 2006 were paid or were contemplated as of the date of the affidavit. In consideration of the foregoing, the Separation Agreement provided that Mr. Jarboe waived all claims under his employment agreement or otherwise against the Company. Mr. Jarboe signed the Agreement on March 2, 2007 and it became effective on March 10, 2007. The severance payment to Mr. Jarboe is reflected in the “All Other Compensation Column” in the Summary Compensation Table.

With the exception of Mr. Jarboe, the company does not have change-in-control agreements with any of the above-named executive officers and the Company is not obligated to pay severance or other enhanced benefits to the NEOs upon termination of their employment. Presently, the Company does not provide its NEOs with the opportunity to defer compensation or to contribute to company-sponsored pension or retirement plans.

Outstanding Equity Awards at Fiscal Year-End. We did not award any stock options or other equity incentive plan awards to any NEO during fiscal 2006 and there are no stock options or other equity incentive plan awards outstanding as of the end of fiscal 2006.

Director Compensation. We are in the process of negotiating the terms of contracts with our independent directors in consideration for their services on our Board of Directors. For fiscal 2006, we did not pay any compensation to any of our directors, including the independent directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.

A.  Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2007 held by (i) each of our directors and NEOs; (ii) all directors and NEOs as a group; and (iii) any person (or group) who is known to the company to be the beneficial owner of more than 5% of any class of its common stock.

Unless otherwise specified, the address of each of the persons set forth is in care of Orion Ethanol, Inc., 307 South Main Street, Pratt, Kansas 67124.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Common Stock	Patrick N. Barker (5)	24,807,057	75.95

Common Stock	Greengroup, LLC (5)	24,807,057	75.95

Common Stock	Greengroup Ethanol, LLC (5)	24,807,057	75.95

Common Stock	SNB Associates, LLC (5)	24,807,057	75.95

Common Stock	Gary C. Evans	0	*

Common Stock	Lane Hamm	0	*

Common Stock	Joshua N. Barker	0	*

Common Stock	Timothy C. Barker	0	*

Common Stock	Frank H. Moore	0	*

Common Stock	J. Porter Loomis	0	*

Common Stock	Wallace A. Stanberry	0	*

Common Stock	J. L. “Butch” Meibergen	0	*

Common Stock	Jerry Nash	0	*

Common Stock	All officers and directors as a group ( 10 persons named above)	24,807,057	75.95

* Less than 1%

3 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

4 A total of 32,661,025 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

5 Consists of 22,503,772 shares held directly by SNB Associates, LLC and 2,303,285 shares held by Wildcat Holdco, LLC, a limited liability company controlled by SNB Associates, LLC. Greengroup Ethanol, LLC owns a controlling interest (62.84%) in SNB Associates, LLC and Greengroup, LLC owns a controlling interest (85.92%) in Greengroup Ethanol, LLC. Patrick N. Barker controls Greengroup LLC through the provisions of Greengroup, LLC’s operating agreement and Patrick Barker, Ann C. Barker, Brendon Barker, Joshua Barker, Timothy Barker and certain trusts for the benefit of the grandchildren of Patrick and Ann Barker own 19.25%, 19.25%, 20%, 20%, 20% and 1.5% of Greengroup, LLC, respectively.

B.  Changes in Control. We do not have any arrangements that may result in our change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

(i)  On May 18, 2006, we entered into an exclusive Financial Advisory Agreement with Halter Financial, which remains in effect following our reverse acquisition of Orion. Halter Financial is controlled by Mr. Halter, our former Chief Executive Officer and a current stockholder of our Company. Under this agreement, Halter Financial agreed to provide certain financial advisory and consulting services related to Orion’s efforts to go public through an alternative public offering and to advise Orion in its efforts to complete an equity financing transaction. In return for these services, Halter retained its interest in us following the reverse acquisition transaction and, subject to certain conditions, will be entitled to receive $450,000 in cash upon the consummation of the next equity financing transaction that we undertake.

(ii)  On September 1, 2006, certain of our shareholders and officers, including Mr. Evans, advanced to Orion a total of $1,000,000 evidenced by promissory notes for the purpose of placing deposits on long lead items needed for our projects in Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas and Colby Kansas. These promissory notes had a two-year term, payable on August 31, 2008, and carried an interest rate of 11.0% per annum calculated on a 360 day year. On November 10, 2006, we repaid in full the $1,000,000 principal amount of notes, plus interest to the date of repayment.

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

3.2	Amended and Restated Bylaws [Filed as Exhibit 3.1 to Form the Form 8-K filed with the Commission on October 10, 2006].
3.3	Amended and Restated Orion Ethanol, LLC Operating Agreement, dated August 2, 2006 [Filed as Exhibit 3.3 to the Form 8-K filed with the Commission on August 29, 2006].
3.4	Gateway Holdco, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.4 to the Form 8-K filed with the Commission on August 29, 2006].
3.5	Gateway Ethanol, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.5 to the Form 8-K filed with the Commission on August 29, 2006].
3.6	Amended and Restated Orion Development, LLC Operating Agreement, dated August 28, 2006. [Filed as Exhibit 3.6 to the Form 8-K filed with the Commission on August 29, 2006].
4.1	Form of Senior 8% Convertible Note. [Filed as Exhibit 4.1 to the Form 8-K filed with the Commission on November 7, 2006].
10.1	Financial Advisory Agreement, dated May 18, 2006, between Halter Financial Group, L.P. and Orion Ethanol. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006].
10.2	Ground Lease, dated March 30, 2006, between Gateway Ethanol and Power To Go, L.L.C. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on August 29, 2006].

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
10.3	Sublease Agreement, dated March 30, 2006, between Power to Go, L.L.C. and Gateway Ethanol, LLC. [Filed as Exhibit 10.3 to the Form 8-K filed with the Commission on August 29, 2006].
10.4	Loan and Security Agreement, dated March 30, 2006 between Gateway Ethanol and Dougherty Funding. [Filed as Exhibit 10.4 to the Form 8-K filed with the Commission on August 29, 2006].
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

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
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

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
10.27
Promissory Notes dated September 1, 2006 by Orion Ethanol, LLC and each of Patrick Barker, Timothy Barker and Jerry Nash respectively.  [Filed as Exhibit 10.27 to the Form 10 QSB/A filed with the Commission on November 15, 2006].

10.28	Orion Ethanol, Inc. 2006 Equity Incentive Plan. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on December 4, 2006].
14.1	Code of Ethics. [Filed as Exhibit 14.1 to the Form 8-K filed with the Commission on August 29, 2006].
16.1	Letter from Mantyla McReynolds regarding change in certifying accountants. [Filed as Exhibit 16.1 to the Form 8-K filed with the Commission on August 29, 2006].
20.1	Orion Ethanol, Inc., Audit Committee Charter.*
21.1	Subsidiaries. [Filed as Exhibit 21.1 to the Form 8-K filed with the Commission on August 29, 2006].
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Hein & Associates.

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees	$102,500.00	$11,235
Audit Related Fees	$5,988.58	$0
Tax Fees	$0	$312
All Other Fees	$0	$464

Pre-Approval of Services by the Independent Auditor

Our Board of Directors through the audit committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The committee has the responsibility to engage and terminate our independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with our independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Hein & Associates in 2006 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION ETHANOL, INC.

Dated: April 30, 2007	By:	/s/ Gary C. Evans
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary C. Evans	President, Chief Executive	April 30, 2007
/s/ Gary C. Evans	Officer and Director

/s/ Patrick N. Barker	Director, Chairman of the Board	April 30, 2007
Patrick N. Barker

/s/Lane Hamn	Chief Financial Officer (Principal Financial	April 30, 2007
/s/Lane Hamn	Officer & Principal Accounting Officer)

/s/ Jerry Nash	Director	April 30, 2007
/s/ Jerry Nash

/s/ Wallace Stanberry	Director	April 30, 2007
/s/ Wallace Stanberry

/s/ J. Porter Loomis	Director	April 30, 2007
/s/ J. Porter Loomis

/s/ J.L. Butch Meibergen	Director	April 30, 2007
/s/ J.L. Butch Meibergen

EXHIBITS

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
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

3.2	Amended and Restated Bylaws [Filed as Exhibit 3.1 to Form the Form 8-K filed with the Commission on October 10, 2006].
3.3	Amended and Restated Orion Ethanol, LLC Operating Agreement, dated August 2, 2006 [Filed as Exhibit 3.3 to the Form 8-K filed with the Commission on August 29, 2006].
3.4	Gateway Holdco, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.4 to the Form 8-K filed with the Commission on August 29, 2006].
3.5	Gateway Ethanol, LLC Operating Agreement, dated March 30, 2006. [Filed as Exhibit 3.5 to the Form 8-K filed with the Commission on August 29, 2006].
3.6	Amended and Restated Orion Development, LLC Operating Agreement, dated August 28, 2006. [Filed as Exhibit 3.6 to the Form 8-K filed with the Commission on August 29, 2006].
4.1	Form of Senior 8% Convertible Note. [Filed as Exhibit 4.1 to the Form 8-K filed with the Commission on November 7, 2006].
10.1	Financial Advisory Agreement, dated May 18, 2006, between Halter Financial Group, L.P. and Orion Ethanol. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on August 29, 2006].
10.2	Ground Lease, dated March 30, 2006, between Gateway Ethanol and Power To Go, L.L.C. [Filed as Exhibit 10.2 to the Form 8-K filed with the Commission on August 29, 2006].
10.3	Sublease Agreement, dated March 30, 2006, between Power to Go, L.L.C. and Gateway Ethanol, LLC. [Filed as Exhibit 10.3 to the Form 8-K filed with the Commission on August 29, 2006].

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
10.4	Loan and Security Agreement, dated March 30, 2006 between Gateway Ethanol and Dougherty Funding. [Filed as Exhibit 10.4 to the Form 8-K filed with the Commission on August 29, 2006].
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

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
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

10.27
Promissory Notes dated September 1, 2006 by Orion Ethanol, LLC and each of Patrick Barker, Timothy Barker and Jerry Nash respectively. [Filed as Exhibit 10.27 to the Form 10 QSB/A filed with the Commission on November 15, 2006].

10.28	Orion Ethanol, Inc. 2006 Equity Incentive Plan. [Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on December 4, 2006].

Exhibit No.	Description
Exhibit No.	Title of Agreement/Document
14.1	Code of Ethics. [Filed as Exhibit 14.1 to the Form 8-K filed with the Commission on August 29, 2006].
16.1	Letter from Mantyla McReynolds regarding change in certifying accountants. [Filed as Exhibit 16.1 to the Form 8-K filed with the Commission on August 29, 2006].
20.1	Orion Ethanol, Inc., Audit Committee Charter.*
21.1	Subsidiaries. [Filed as Exhibit 21.1 to the Form 8-K filed with the Commission on August 29, 2006]
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.