Form 10QSB
period 2007-03-31
ORION ETHANOL, INC
filed 2007-05-14
CIK 812355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

32,661,025 shares of common stock, par value of $0.001 were issued and outstanding as of May 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of or a failure to obtain any license or permit necessary or desirable in the operation of our business;

•	The temporary or permanent loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and,

•	Other risks identified in this report and our other filings with the Securities and Exchange Commission (“SEC”).

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

i

Orion Ethanol, Inc.
Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	2
Consolidated Statement of Operations	3
Consolidated Statement of Cash Flows	4
Notes	5-6

Item 2. Management's Discussion and Analysis or Plan of Operation	6

Item 3A(T). Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,626	$9,480
Prepaid expenses	187	109
Other assets	5	5
Total current assets	7,818	9,594

PROPERTY AND EQUIPMENT
Land and improvements	2,731	2,692
Building and Improvements	227	301
Equipment	220	-
Construction in Progress	57,457	42,466
Deposits on construction	4,372	4,416
New site development	1,416	548
	66,423	50,423
Less accumulated depreciation and amortization	(31)	(23)
Net property and equipment	66,392	50,400

OTHER ASSETS
Water Rights	1,166	1,166
Land and water options	188	173
Loan costs, net of accumulated amortization of $269 and $128 respectively	2,408	2,543
Long Term Deposits	-	428
	3,762	4,310

TOTAL ASSETS	$77,972	$64,304
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,802	$5,723
Accrued liabilities	89	511
Advances payable-related parties	587	552
Accrued interest payable	245	161
Current portion of long-term debt	348	165
Total current liabilities	8,071	7,112

LONG-TERM DEBT
Long term debt	41,879	28,459
Senior convertible debt, net of unamortized discount of $9,875 and $11,429, respectively	2,555	1,001
Accrued interest	245	158
	44,679	29,618

Minority interest in Gateway Holdco, LLC	8,496	8,142
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $.001 par value; 10,000,000 authorized; none
issued and outstanding	-	-
Common Stock; $.001 par value; 100,000,000 authorized; 32,661,025
issued and outstanding	33	33
Additional paid-in Capital	30,758	30,758
Acumulated deficit during development stage	(14,065)	(11,359)
Total shareholders' equity	16,726	19,432
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$77,972	$64,304

See accompanying notes to these condensed consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)
			For the
			Period from
			January 1,
			2003
	For the three	For the three	(inception)
	months ended	months ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
REVENUES
Management fee income	-	-	$46

OPERATING EXPENSES	901	123	11,313

LOSS FROM OPERATIONS	(901)	(123)	(11,267)

OTHER INCOME AND (EXPENSES)
Interest expense	(1,924)	-	(3,189)
Interest income	102	-	301
Other non-operating income (expense)	(55)	-	(125)

INCOME BEFORE MINORITY INTEREST	(2,778)	(123)	(14,280)

Minority interest in net loss of Gateway Holdco, LLC	72	14	215

NET LOSS	$(2,706)	$(109)	$(14,065)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.05)	$(1.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	32,661	2,317	7,895

See accompanying notes to these condensed consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period from January 1, 2003 (inception) through March 31, 2007
OPERATING ACTIVITIES
Net Loss	$(2,706)	$(109)	$(14,065)

Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities

Depreciation and amortization	143	-	166
Minority interest in net loss of Gateway Holdco, LLC	(72)	(14)	(215)
Non-cash consulting expense	-	-	5,553
Amortization of discount on convertible debt	1,554	-	2,555
Water option expiration	-	-	75
Severance expense	-	-	511
			-
Changes in operating assets and liabilities			-
Prepaid expenses and other current assets	(78)	14	(192)
Accounts payable and accrued expenses	828	-	6,870
Deposits	-		(428)

Net cash provided by operating activities	(331)	(109)	830

INVESTING ACTIVITIES
Capital expenditures	(15,572)	(1,000)	(61,917)
Deposits on construction	(15)	-	(4,431)

Net cash used in investing activities	(15,587)	(1,000)	(66,348)

FINANCING ACTIVITIES
Loan costs	-	(100)	(2,671)
Proceeds from long-term debt	13,603	-	42,227
Proceeds from convertible debt	-	-	12,430
Issuance of common stock for cash	-	375	12,008
Issuance of common stock for acquisition			10
Distributions	-	-	(158)
Contribution from minority interest	426	985	8,711
Advances from related parties	35	104	587

Net cash provided by (used in) financing activities	14,064	1,364	73,144

Net increase (decrease) in cash and cash equivalents	(1,854)	255	7,626
Cash and cash equivalents at beginning of year	9,480	124	-
Cash and cash equivalents at end of period	$7,626	$379	$7,626

See accompanying notes to these condensed consolidated financial statements.

Orion Ethanol, Inc.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of Orion Ethanol, Inc. and its subsidiaries ("Orion" or the "Company") have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations as prescribed by the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, includes certain definitions and a summary of significant accounting policies and accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statement for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended, which includes certain definitions and a summary of significant accounting policies. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. This Form 10-QSB relates to the three months ended March 31, 2007 and the three months ended March 31, 2006.

Significant accounting policies

Significant accounting policies are summarized in Management’s Discussion and Analysis or Plan of Operation in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We do not expect any impact to our consolidated financial statements upon the adoption of SFAS No. 157.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

Note 2. LONG TERM DEBT

A summary of long-term debt obligations are as follows:

(in thousands)	March 31, 2007	December 31, 2006
10% Senior Note(s) due 2011	$23,584	$10,962
12% Subordinated Note(s) due 2012	7,364	7,149
8.75% Senior Note(s) due 2017	11,279	10,513
Subtotal	42,227	28,624
Less: Current maturities	348	165
Total	$41,879	$28,459

Note 3.  Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company did not recognize an increase in the liability for unrecognized tax benefits.

The Company did not have unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2003.

The Company is not currently under examination by any tax jurisdiction. The Company does not reasonably expect a material change in the unrecognized tax benefit liability in the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company did not have any accrual for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” below). Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith.

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

In addition, we have entered into agreements to acquire an aggregate of approximately 1,400 acres of land at five locations (Enid, Oklahoma; Shattuck, Oklahoma; Hugoton, Kansas; Colby, Kansas; and Wellington, Kansas) where we plan on constructing our other prospective ethanol production facilities. We also have an option, expiring in September 2008, to purchase land in Wellington, Kansas to be used as the site for a future ethanol production facility. We believe there are sufficient infrastructure such as water rights, rail, natural gas pipelines, electricity and other infrastructure to meet our anticipated ethanol production needs at the referenced locations. Proposed facilities at these locations are in the development stage, and we are currently evaluating whether to engage Lurgi PSI or to consider other design-build alternatives for the construction of our other proposed ethanol production facilities. Air quality permits for our planned facilities in Enid, Oklahoma and Shattuck, Oklahoma were signed on October 18, 2006 and we expect construction to be complete with the facilities becoming fully operational by the third quarter of 2009. We intend to apply for air permits for our Hugoton, Wellington and Colby, Kansas sites in 2007.

We believe that our ability to successfully compete in the ethanol production industry depends on many factors, including the location of our planned ethanol facilities, development of strategic relationships, achievement of our anticipated low cost production model and, where necessary, recruitment of experienced management.

Weaknesses and Uncertainties that Affect our Financial Condition

The execution of our business plan is contingent upon our ability to obtain the requisite capital to design, construct and commence operation of the ethanol production facilities. In order to build our proposed ethanol production facilities we estimate that the total construction costs for our prospective ethanol production facilities will be approximately $220 million assuming average project costs of $130 million for the initial 55 million gallons of production capacity at each new facility and an additional $90 million to expand each facility (including the Pratt facility) to 110 million gallons of capacity. We will need to raise approximately $530 million within the next twelve months in order to meet these objectives. We do not have any commitments for this capital and the viability of our business plan is based largely on our ability to obtain such commitments over the next few months.

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

We face uncertainty as to the actual construction cost for our proposed ethanol production facilities. Although our contract with Lurgi PSI to construct the Pratt facility is based on a lump sum, guaranteed maximum price arrangement (and as may be called for under other future EPC contracts), construction cost overruns may occur due to (i) change orders approved by us or (ii) delays in the construction of our proposed ethanol production facilities caused by numerous factors, including, but not limited to force majeure, the destruction of the ethanol production facilities by fire or other hazards or an inability to obtain materials or labor.

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

Plan of Operation

Over the next few months we intend to continue construction of the Pratt facility. Our construction efforts has entailed the acquisition of equipment and materials required to complete the construction of the facility. Upon completion of the Pratt facility, we intend to begin the commercial production and sale of ethanol and ethanol by-products. We currently have the financial resources necessary to complete construction of the Pratt facility (as a 55 million gallons per year ethanol production facility) and to commence operations. However, we will require additional financial resources in the event that we decide to expand the production capacity of Pratt facility to 110 million gallons per year.

Within the next few months, we also intend to enter into contracts for the construction of five additional ethanol production facilities at sites located in Enid, Oklahoma, Shattuck, Oklahoma, Hugoton, Kansas, Colby, Kansas and Wellington, Kansas. Current cash on hand is adequate to cover our administrative costs, but additional funding will be required to provide for the construction of these ethanol production facilities and to provide working capital for general corporate or other purposes associated with the construction and operation of the proposed facilities.

We expect to hire additional employees as construction progresses on the Pratt facility as we will need a fully trained staff to operate this facility. We anticipate having to do the same with our other facilities if and when they are built. In the first quarter of 2007, our operating expenses were offset by interest earned on the funds we have invested until they are used in the construction of our facilities.

Liquidity and Capital Resources

Available and Restricted Cash

As of March 31, 2007, we had cash and cash equivalents of $7,626,000.

Loan Facilities

On March 30, 2006, we entered into a debt agreement with Dougherty Funding, LLC, our senior lender (the “Dougherty Agreement”), which provides for advances up to $54,300,000 towards the construction of the Pratt facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 6 years. The loan matures on March 31, 2012. Our debt obligations under the Dougherty Agreement are secured by substantially all of our assets. The Dougherty Agreement also contains covenants that restrict certain activities such as incurring additional debt. In the event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, Dougherty Funding would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on our assets. There was $23,584,000 outstanding under this debt agreement as of March 31, 2007.

On March 30, 2006, we also entered into a Tax Increment Secured Promissory Note with Dougherty Funding, LLC to provide funding for the Pratt facility. Dougherty agreed to advance Gateway $11,340,000 against future revenues from a Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas dated February 1, 2006. The initial interest rate of 8.75%, is to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%. The note matures on February 1, 2017. Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008. The principal of the note is payable in equal installments commencing on February 1, 2008. There was $11,279,000 outstanding on this note as of March 31, 2007.

On March 30, 2006, we also entered into a subordinated promissory note with Lurgi PSI for advances up to $7,000,000 plus capitalized interest for construction costs related to the Pratt facility. The interest rate is 12% per annum and the note matures on March 30, 2012. There was $7,364,000 outstanding under this debt agreement as of March 31, 2007.

We have a debt service reserve letter of credit of $3,250,000 and a revolving line of credit for up to $7,500,000 for working capital needs through Noble Americas Corp. Interest accrues on the line of credit at a rate of LIBOR plus 4.00%. We have not drawn on this line of credit as of March 31, 2007.

As of March 31, 2007, the maturities of our various debt arrangements related to the construction of our Pratt facility were as follows:

Lender	Purpose of Facility	Amount of Facility	Current Balance	Maturity
Dougherty Funding, LLC	Senior Debt Revolving Facility	$54,300,000	$23,584,000	3/31/2011
Dougherty Funding, LLC	Promissory Note	$11,340,000	$11,279,000	2/1/2017
Lurgi PSI, Inc.	Subordinated Debt Revolving Facility	$7,000,000	$7,364,000	3/30/2012
Noble Americas Corp.	Debt Reserve LOC	$3,250,000	$0	4/5/2009
Noble Americas Corp.	Working Capital LOC	$7,500,000	$0	3/30/2011
Total		$83,390,000	$42,227,000

Convertible Debt

On November 3, 2006, we entered into several subscription agreements with 19 accredited investors (as defined in Section 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). Pursuant to the subscription agreements, on November 3, 2006, the investors acquired, in the aggregate, $12,430,000 in principal amount of convertible senior notes. The notes were acquired at face value. Except for Gary C. Evans, our CEO, who acquired $1,000,000 in principal amount of such notes, the investors do not have any material relationship with the Company or the Company’s affiliates other than this transaction. The notes are unsecured and bear interest at a rate of 8% per annum. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. The notes mature on October 31, 2008. The notes automatically convert upon the closing of an equity financing that results in $100 million of gross cash proceeds to the Company, including the gross proceeds from the conversion of the notes. If there is such a qualified financing, then the principal amount of the notes would be convertible into the same securities that were issued in the qualified financing utilizing the same valuation as was used in the qualified financing. However if any warrants are issued in the qualified financing, then the holders of the notes would be entitled to twice as many warrants as the investors in the qualified financing.

Also, in accordance with a beneficial conversion feature, at any time after May 1, 2007, at the option of the individual note holders (unless a majority of the note holders agree otherwise), the outstanding balance of the notes may be converted into the Company’s common stock at a conversion price of $1.00.

The intrinsic value of the conversion option is limited to the amount of proceeds from the notes, or $12,430,000, and is assigned to paid-in capital and treated as a discount on the note payable. The discount on the note will be amortized to interest expense over the term of the note. As of March 31, 2006, the unamortized discount was $9,875,000. The Company does not have the option to prepay the notes without the consent of the holders of a majority in principal amount of the notes.

In connection with this private placement, the Company also entered into a registration rights agreement with the investors. The registration rights agreement requires the Company to register for re-sale the securities issuable upon conversion of the notes within the times and subject to the terms of the registration rights agreement and any amendments.

Obligations Under Material Contracts

Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.

•
On or about August 14, 2006, Orion Ethanol, LLC. entered into an exclusive Financial Advisory Agreement with Global Hunter Securities, an entity in which Mr. Evans, our Chief Executive Officer, is a shareholder, pursuant to which Global Hunter Securities would be entitled to transaction-based commissions in connection with certain of our securities offerings and debt financings.

•
On May 18, 2006, we entered into an exclusive Financial Advisory Agreement with Halter Financial, an entity controlled by Timothy Halter, a shareholder and our former Chief Executive Officer. Under this agreement, Halter Financial agreed to provide certain financial advisory and consulting services related to Orion’s efforts to go public through an alternative public offering and to advise Orion in its efforts to complete an equity financing transaction. In return for these services, Halter retained its interest in us following the reverse acquisition transaction and, subject to certain conditions, will be entitled to receive $450,000 in cash upon the consummation of the next equity financing transaction that we undertake.

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

•	After the Pratt facility reaches final completion, sublease rental payments in the amount of $23,300 per month shall begin and continue thereafter until the sublease is terminated.

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

Results of Operations

For the three months ended March 31, 2007, we realized a net loss of $2,706,000 compared to a net loss of $109,000 during the comparable period during the prior year. Our net loss for the three months ended March 31, 2007 resulted primarily from $1,924,000 in interest expense on our convertible senior notes. Salaries and benefits for the period were $341,000. We also incurred professional fees of $304,000 for ongoing project development work. Travel expenses of $106,000 were incurred primarily for offsite staff training and ongoing project development. During the three months ended March 31, 2006, our operating loss was driven primarily by $123,000 of administrative salaries and expenses in connection with arranging the financing for our Pratt facility.

We expect to hire additional employees as construction progresses on the Pratt facility as we will need a fully trained staff to operate this facility. We anticipate having to do the same with our other facilities if and when they are built. Our operating expenses during the three month period ended March 31, 2007 were offset by interest earned on the funds we have invested until they are used in the construction of our facilities.

We earned $102,000 of interest income in the three month period ended March 31, 2007, compared to $0 for the comparable period in 2006. We have not had any operating revenues through March 31, 2007 and do not expect to have any revenues until the Pratt facility is constructed and operational, which we anticipate will be in the third quarter of 2007.

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

Recent Accounting Pronouncements

Implementation of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company did not recognize an increase in the liability for unrecognized tax benefits.

The Company did not have unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2003.

The Company is not currently under examination by any tax jurisdiction. The Company does not reasonably expect a material change in the unrecognized tax benefit liability in the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company did not have any accrual for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Item 3A(T). Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended December 31, 2006, Hein & Associates LLP (Hein), included in their report to our audit committee and management, a communication that identified certain items that it considers deficient in our internal control over financial reporting. Hein, pursuant to standards established by the Public Company Accounting Oversight Board, identified, as a material weakness, a deficiency in the design of our internal control over financial reporting. A deficiency in design exists when a control necessary to meet the control objective is missing, or when an existing control is not properly designed so that even if the control operates as designed, the control objective is not always met. As a result of the deficiency in design of internal controls, certain legal and consulting expenses that were incurred during fiscal 2006 were not accrued as of December 31, 2006 which deficiency resulted in an adjustment to our financial statements.

Based on this evaluation of our internal controls, we have taken all necessary steps to remedy this deficiency in design over internal control by putting in place processes that would help us identify and record all our accrued liabilities. We reviewed our vendor list and identified open projects with consultants and other professional services. Based on this review we contacted service providers and requested current billing summaries and recorded the related accrued expenses for these services. While remediating this design deficiency is a very high priority for our management and our audit committee, we cannot assure you that our independent registered public accounting firm will agree with our management's assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

Other than the discussion above, no changes in our internal control over financial reporting occurred during the period ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No. Description

Exhibit No.	Title of Agreement/Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Ethanol, Inc.

Dated: May 14, 2007	/s/ Lane Hamm
Lane Hamm Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title of Agreement/Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.