Form 10QSB
period 2007-06-30
ORION ETHANOL, INC
filed 2007-08-20
CIK 812355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

ORION ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-15579	87-0348444
(State of Incorporation)	(Commission File No.)	(IRS Employer ID No.)

307 S. Main
Pratt, KS 67124
(Address of Principal Executive Offices)

(620) 672-2814
Registrant's Telephone Number, Including Area Code:

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

32,661,025 shares of common stock, par value of $0.001 were issued and outstanding as of August 17, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	Our ability to generate cash flow to meet our requirements, including payment of loans and interest and other charges thereon;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of or a failure to obtain any license or permit necessary or desirable in the operation of our business;

•	The temporary or permanent loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and,

•	Other risks identified in this report and our other filings with the Securities and Exchange Commission or SEC.

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

(i)

Orion Ethanol, Inc.

(ii)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)

June 30,
2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,404
Inventory	3,427
Prepaid expenses	198
Other assets	5
Total current assets	7,034

PROPERTY AND EQUIPMENT
Land and improvements	2,773
Building and improvements	227
Equipment	159
Construction in progress	75,506
Deposits on construction	3,891
New site development	1,347
83,903
Less accumulated depreciation and amortization	(42)
Net property and equipment	83,861

OTHER ASSETS
Water rights	1,166
Land and water options	50
Loan costs, net of accumulated amortization of $411	2,266
3,482
TOTAL ASSETS	$94,377

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,344
Accrued liabilities	5,693
Advances payable-related parties	110
Accrued interest payable	296
Current portion of long-term debt	567
Total current liabilities	16,010

LONG-TERM DEBT
Long-term debt	56,847
Senior convertible debt, net of unamortized discount of $8,321	4,109
Accrued interest	-
60,956
Minority interest in Gateway Holdco, LLC	9,447

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $.001 par value; 10,000,000 authorized; none
issued and outstanding	-
Common Stock; $.001 par value; 100,000,000 authorized; 32,661,025
issued and outstanding	33
Additional paid-in Capital	33,703
Deficit accumulated during development stage	(25,772)
Total shareholders' equity	7,964

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$94,377

See accompanying notes to these condensed consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

					For the
					Period from
					January 1,
					2003
	For the three	For the three	For the six	For the six	(inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
REVENUES
Management fee income	$11	$-	$11	$-	$57

OPERATING EXPENSES	9,281	303	10,182	426	20,594

LOSS FROM OPERATIONS	(9,270)	(303)	(10,171)	(426)	(20,537)

OTHER INCOME AND (EXPENSES)
Interest expense	(2,006)	-	(3,930)	-	(5,195)
Interest income	64	89	166	89	365
Other non-operating income (expense)	(605)	-	(660)	-	(730)

INCOME BEFORE MINORITY INTEREST	(11,817)	(214)	(14,595)	(337)	(26,097)

Minority interest in net loss of Gateway Holdco, LLC	110	61	182	75	325

NET LOSS	$(11,707)	$(153)	$(14,413)	$(262)	$(25,772)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.36)	$(0.01)	$(0.44)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	32,661	22,100	32,661	11,233

See accompanying notes to these condensed consolidated financial statements.

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			For the period
			from January
			1, 2003
	For the six	For the six	(inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2006	June 30, 2007
OPERATING ACTIVITIES
Net loss	$(14,413)	$(262)	$(25,772)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	301	-	324
Stock-based compensation expense	7,880	-	7,880
Minority interest in net loss of Gateway Holdco, LLC	(182)	(75)	(325)
Non-cash consulting expense	-	-	5,553
Amortization of discount on convertible debt	3,108	-	4,109
Water option expiration	-	-	75
Severance expense	-	-	511

Changes in operating assets and liabilities
Inventory	(3,427)	-	(3,427)
Prepaid expenses and other current assets	(89)	(320)	(203)
Accounts payable and accrued expenses	3,845	120	9,887
Deposits	-	-	(428)

Net cash used in operating activities	(2,977)	(537)	(1,816)

INVESTING ACTIVITIES
Capital expenditures	(33,052)	(8,401)	(79,397)
Restricted cash	-	(5,830)	-
Deposits on construction	123	(5,950)	(4,293)

Net cash used in investing activities	(32,929)	(20,181)	(83,690)

FINANCING ACTIVITIES
Loan costs	(5)	(1,629)	(2,676)
Proceeds from long-term debt	28,790	10,347	57,414
Proceeds from convertible debt	-	-	12,430
Issuance of common stock for cash	-	4,625	12,008
Issuance of common stock for acquisition	-	-	10
Distributions	-	-	(158)
Contribution from minority interest	1,487	8,001	9,772
Advances from related parties	(442)	194	110

Net cash provided by financing activities	29,830	21,538	88,910

Net increase (decrease) in cash and cash equivalents	(6,076)	820	3,404
Cash and cash equivalents at beginning of period	9,480	124	-
Cash and cash equivalents at end of period	$3,404	$944	$3,404

See accompanying notes to these condensed consolidated financial statements.

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of Orion Ethanol, Inc. and its subsidiaries ("Orion," “we”, “our”, or the "Company") have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations as prescribed by the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. The financial statements include certain definitions and a summary of significant accounting policies and accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statement for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended, which includes certain definitions and a summary of significant accounting policies. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. This Form 10-QSB relates to the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006.

Significant accounting policies

In addition to the policies noted below, significant accounting policies are summarized in “Management's Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Inventory

Inventory, which is included in current assets, includes corn and sorghum grain and is carried at the lower of cost or market using the average cost method.

Derivative Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings.

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our results of operations and operating cash flows are impacted by changes in market prices for corn and ethanol. To mitigate a portion of the exposure to adverse market changes, we may enter into various derivative instruments. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

We did not enter into any derivative contracts until the second quarter of 2007. Earnings from derivative financial instruments for the three and six months ended June 30, 2007 were $52,000. We did not have any open trade equity as of June 30, 2007.

Stock-Based Compensation

On January 1, 2006 (in the Company’s first quarter), we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), to account for stock-based compensation. Among other things, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. For equity-based compensation awards granted or modified subsequent to December 31, 2006, compensation expense based on the fair value on the date of grant or modification will be recognized in our financial statements over the vesting period. Amounts are recognized in general and administrative expense and production expense. We utilize the Black-Scholes option pricing model to measure the fair value of stock options. Our stock-based compensation plans are described in the following summary descriptions of the Restricted Stock Agreement and the 2006 Equity Incentive Plan.

Restricted Stock Agreement

Effective May 30, 2007, we entered into a Restricted Stock Agreement (the “RSA”), dated as of January 12, 2007, with Gary C. Evans, a director of the Company and our former Chief Executive Officer. Pursuant to the RSA, we agreed to issue three million five hundred thousand (3,500,000) shares (the “Shares”) of our common stock, $0.001 par value (the “Common Stock”) to Mr. Evans in exchange for his past services and/or expected provision of future services on our behalf and/or to our affiliates.

As of June 30, 2007, a total of 700,000 of the Shares had vested and we had accrued a liability of $4,935,000 for the Shares which we have not yet issued. The expense was recognized in operating expenses.

On July 18, 2007, Mr. Evans resigned from his position as our Chief Executive Officer. As a result of Mr. Evans resignation, no additional restricted Shares will vest under the RSA.

2006 Equity Incentive Plan

On November 28, 2006, our board of directors adopted the 2006 Equity Incentive Plan, (the “2006 Plan”). The 2006 Plan reserves 15,000,000 shares of Common Stock for issuance in connection with stock options, restricted stock awards and other equity-based awards to be granted under the 2006 Plan.

Awards under the 2006 Plan (which may include grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units or performance shares) are subject to the administration and interpretation by our board of directors or any committee authorized by our board of directors to administer the 2006 Plan. The following summary description of the 2006 Plan is qualified in its entirety by reference to the terms of the 2006 Plan:

▪
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

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

▪
The term, vesting schedule, exercise date and the mechanics of exercise of the stock option will be set forth under the respective award agreement. The form of payment for the exercise of the stock option is determined by the administrator and may consist of any combination of cash, check, other shares and, to the extent not prohibited by the Sarbanes-Oxley Act of 2002, promissory notes or a cashless exercise program.

▪
Unvested stock options are cancelled as of 90 days after termination of employment as set forth in the respective award agreement and the shares covered by such unvested portion of the award agreement will be forfeited to us and revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan. Options that have vested remain exercisable for 90 days after termination; depending on award agreement, other forms of award may terminate on the day of employment termination.

▪
On the date set forth in the award agreement or on a date determined by the administrator, as applicable, all (i) restricted stock grants for which restrictions have not lapsed; (ii) unearned restricted stock units; (iii) stock appreciation rights; and (iv) performance units and shares shall be forfeited to us and will revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan.

▪
No more than an aggregate of 2,000,000 shares (or for awards denominated in cash, the fair market value of 2,000,000 shares on the grant date) may be subject to awards under the 2006 Plan to any individual participant in any one fiscal year. In addition, subject to certain terms under the 2006 Plan and the Internal Revenue Code, no more than an aggregate of 5,000,000 shares may be issued under an option that qualifies as an incentive stock option.

▪
Vested stock options may be exercised within the period specified in the award agreement following the participant's employment termination, disability or death. Under the 2006 Plan, in the absence of a specified time in the award agreement, the stock option will remain exercisable for (i) 3 months following participant's employment termination or (ii) 12 months following the participant's termination due to disability or death.

▪
A participant will be fully vested in and have the right to exercise the participant's outstanding options, stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units, and with respect to performance shares and performance units, all performance goals will be deemed achieved at specified target levels and all other terms and conditions met in the event of we have a change in control or undergo a merger if the successor entity does not assume or substitute all outstanding awards under the 2006 Plan.

▪	Awards under the 2006 Plan are not transferable other than by will or the laws of descent and distribution or unless otherwise is permitted by the administrator.

▪
The 2006 Plan will terminate ten years following the earlier of (i) the date it was adopted by our board of directors or (ii) the date it became effective upon the approval of our shareholders, unless sooner terminated by our board of directors.

On May 21, 2007, our board of directors, upon the recommendation of the compensation committee, approved the grant of non-statutory stock options under the 2006 Plan to certain of our executive officers and directors. We entered into separate stock option agreements with each recipient of the stock option grant on May 30, 2007. These agreements provided for a total of 862,502 shares to vest immediately and an additional 2,750,000 to vest according to the schedule described below.

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended June 30, 2007, we recognized stock-based compensation expense under the 2006 Plan of $2,945,000. We did not incur any expense under the 2006 Plan in prior periods. The following is a summary of activity for the period.

Term and Vesting Schedule

Subject to the stated term/expiration date of the applicable stock option award or the earlier termination pursuant the 2006 Plan, the vested portion of the stock options become exercisable, in whole or in part, immediately upon grant and remain exercisable for (i) eighteen (18) months in the case of stock options held by an officer and (ii) twelve (12) months in case of stock option held by a director after the holder of the option ceases either to be (a) employed as an officer or (b) a director of the Company, as applicable.

The non-vested portion of the stock option grants become exercisable, in whole or in part, according to the following vesting schedule, subject to, in the case of an officer, such officer's continued employment by the Company or, in the case of a director, such director's continued service to the Company on the relevant vesting date:

Twenty five percent (25%) of the shares subject to the option shall vest upon the occurrence of any of the following events:

(i) Conversion to Common Stock of our outstanding $12.43 million in principal amount of convertible senior notes issued in a private placement on November 3, 2006;

(ii) Closure of financing to expand capacity at our ethanol production facility located at Pratt, Kansas;

(iii) The average daily trading volume of the Common Stock listed on any established stock exchange, national market system, or over-the-counter bulletin board (OTCBB) priced at $3.00 per share exceeds 20,000 shares for a period of 10 consecutive trading days; or

(iv) The average daily trading volume of the Common Stock listed on any established stock exchange, national market system, or OTCBB priced at $5.00 per share exceeds 20,000 shares for a period of 10 consecutive days.

The options, once vested, remain exercisable for eighteen (18) months after the holder of the option ceases to be employed as an officer and/or no longer serves as a director, as applicable.

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes our assumptions and outstanding options at June 30, 2007.

Expected volatility	50% - 60%

Weighted-average volatility	50%

Expected dividends	-

Expected term (in years)	2.9 - 9.9

Risk-free rate	5%

A summary of option activity under the 2006 Plan as of June 30, 2007 and changes during the period then ended is presented below:

		Weighted-Average	Weighted-Average Grant	Weighted-Average Remaining	Aggregate Intrinsic
Options	Shares (000)	Exercise Price	Date Fair Value	Contractual Term	Value($000)

Outstanding at January 1, 2007	-	$-	$-

Granted	3,612,502	5.20	3.26

Exercised	-	-	-

Forfeited or expired	-	-	-

Outstanding at June 30, 2007	3,612,502	$5.20	$-	101	$12,319

Exercisable at June 30, 2007	862,502	$5.20	$-	101	$2,941

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We do not expect any impact to our consolidated financial statements upon the adoption of SFAS No. 157.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2007, the FASB staff issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48. If FIN 48 was not applied in a manner consistent with this interpretation, the provisions would need to be applied retrospectively to the initial adoption date of FIN 48. We applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1; therefore, the application of the provisions of FSP FIN 48-1 did not have a material impact on our results of operations, cash flows and financial position.

Note 2. LONG TERM DEBT

A summary of long-term debt obligations are as follows:

(in thousands)	June 30, 2007	December 31, 2006
10% Senior Note(s) due 2011	$38,383	$10,962
12% Subordinated Note(s) due 2012	7,585	7,149
8.75% Senior Note(s) due 2017	11,446	10,513
Subtotal	57,414	28,624
Less: Current maturities	567	165
Total	$56,847	$28,459

Note 3. Income Taxes

We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No.5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits.

We did not have unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2003.

We are not currently under examination by any tax jurisdiction. We do not reasonably expect a material change in the unrecognized tax benefit liability in the next 12 months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. We did not have any accrual for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

We are a start-up company in the development stage pursuant to SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are in the business of building bio-refineries to produce ethanol and animal feed products in Pratt, Kansas, Enid, Oklahoma, Shattuck, Oklahoma, and Wellington, Kansas. We do not expect to operate at a profit before our first ethanol plant is completely constructed and operational.

Our majority owned subsidiary, Gateway Ethanol, LLC is currently constructing a 55 million gallon per year dry-mill ethanol plant near Pratt, Kansas. We indirectly own 62% of Gateway Ethanol with Indeck Energy, Noble Americas Corp. and White Pines, LLC holding minority interests of 23.8%, 9.5% and 4.7% respectively. We have entered into an EPC agreement with Lurgi, Inc. for the design and construction of the Pratt facility. Construction of the Pratt facility is scheduled to be completed in the third quarter of 2007, at which point we expect that the Pratt facility will have the capacity to process more than 18 million bushels of corn and grain sorghum annually.

In addition, we have entered into agreements to acquire an aggregate of approximately 100 acres of land at three locations (Enid, Oklahoma; Shattuck, Oklahoma; and Wellington, Kansas) where we plan on constructing other prospective ethanol production facilities. We have an option, expiring in September 2008, to purchase land in Wellington, Kansas to be used as the site for a future ethanol production facility. We are currently studying the feasibility of expanding the Pratt facility to a 110 million plus gallon capacity. We expect to complete the feasibility study by the fourth quarter of 2007 and may institute an expansion of the Pratt facility prior to the construction of other sites in development.

We have not generated any revenues from our operations to date. We expect that once construction on the Pratt facility is completed, we will begin to generate revenues from the sale of ethanol, and ethanol by products such as distiller’s grains and Carbon Dioxide.

Principal Factors Affecting Our Financial Performance

We believe that the most significant factors affecting our financial performance are:

•
We will need a significant amount of capital to execute on our business plan. The execution of our business plan is contingent upon our ability to obtain the requisite capital to design, construct and commence operation of the ethanol production facilities. In order to build the proposed ethanol production facilities, we estimate that the total construction costs for each prospective ethanol production facility will be approximately $220 million assuming average project costs of $130 million for the initial 55 million gallons of production capacity at each new facility and an additional $90 million to expand each facility to 110 million gallons of capacity. We will need to raise approximately $530 million within the next twelve months in order to meet our initial cost objectives. There are no existing commitments for this capital and the viability of this business plan is based largely on our ability to obtain such commitments over the next few months.

•
The economic assumptions relating to construction costs may prove incorrect. The assumptions used in our business plan have not been tested as the production of ethanol has not commenced. As a result, our business plan depends on agreements that are not yet operational and on proposals that have not yet been finalized or implemented. When finalized, these agreements and proposals may contain terms or conditions that vary significantly from assumptions made or may not prove to be profitable or may otherwise not perform in accordance with such assumptions. Also, we face uncertainty as to the actual construction cost for our proposed ethanol production facilities. Although the contract with Lurgi to construct the Pratt facility is based on a lump sum, guaranteed maximum price arrangement, construction cost overruns may occur due to (1) change orders approved by us or (2) delays in the construction of our proposed ethanol production facilities caused by numerous factors, including, but not limited to events of force majeure.

•
Delays in the commencement of our operations may result in higher than anticipated costs and expenses and lower than anticipated revenues. Our financial condition may be adversely impacted by delays in the completion of our ethanol production facilities. An ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our ethanol production facilities has been developed. This timetable depends upon the following factors: (1) how quickly we can obtain debt and equity capital required for the financing and construction of the ethanol production facilities; (2) weather and seasonal factors that generally affect construction projects; and (3) construction delays or other events beyond our control. If it takes longer to complete the financing, obtain necessary permits, build the proposed ethanol production facilities or to achieve commercial operations at the facilities than anticipated, our costs of capital could increase and we could be forced to seek additional sources of capital. Consequently, we could lose the additional revenues related to the ethanol products to be produced at the facilities, each of which could harm our business and make it more difficult to service debt obligations.

•
Once we commence operations, other factors will impact our financial condition and results of operations. These factors include: (1) the demand for ethanol in the U.S., (2) the cost of the raw materials that we will use to produce ethanol and ethanol by-products, (3) regulatory actions affecting the ethanol industry, (4) our ability to successfully hedge against changes in ethanol prices and the prices of the raw materials that we use to produce ethanol and ethanol by products.

Plan of Operation

At June 30, 2007, our total assets were approximately $94 million. Total liabilities as of June 30, 2007 totaled approximately $61 million. We had a working capital deficit of approximately $9 million at June 30, 2007. Management expects that our present working capital will not meet our foreseeable working capital needs (excluding the capital that we need for our planned expansion) for the next 12 months from the date of this report without raising additional funds or selling existing assets. Our current average monthly projected working capital requirement is approximately $6.0 million per month (including approximately $125,000 per month for payroll and payroll-related fringe benefits, $5.8 million per month for costs associated with the construction of our Pratt facility and $125,000 per month in administrative costs).

We expect to complete construction on the Pratt facility in September 2007. Our construction efforts will entail the acquisition of equipment and materials required to complete the construction of the Pratt facility. We expect to spend approximately $14.0 million in connection with the completion of the Pratt facility. Upon completion of the Pratt facility we expect to average approximately $13.0 million per month in expenses for the operation of the facility.

Upon completion of the Pratt facility, which is scheduled to begin the commercial operations in September of 2007, we will commence production and sale of ethanol and ethanol by-products. We currently have the financial resources necessary to complete construction of the Pratt facility and to commence operations at the Pratt facility.

We also intend to enter into contracts for the construction of three additional ethanol production facilities at sites located in Enid, Oklahoma, Shattuck, Oklahoma, and Wellington, Kansas. Current cash on hand is not adequate to cover the related administrative costs without raising additional funding or selling existing assets. Additional funding will also be required to provide for the construction of the ethanol production facilities and to provide working capital for general corporate or other purposes associated with the construction and operation of the proposed facilities.

Results of Operations

Three Month Period Ended June 30, 2007

We generated management fee income of $11,000 during the three month period ended June 30, 2007. Our total operating expenses for the three month period ended June 30, 2007 were approximately $9.3 million consisting of:

•	Labor, contract labor and payroll taxes of $341,000.

•	Legal, accounting and consulting fees of $314,000.

•	Other expenses of $245,000.

We earned $64,000 of interest income during the three month period ended June 30, 2007. Our net loss for the three month period ended June 30, 2007 was $11.7 million.

Six Month Period Ended June 30, 2007

We generated management fee income of $11,000 during the six month period ended June 30, 2007. Our total operating expenses for the six month period ended June 30, 2007 were approximately $10.2 million consisting of:

•	Labor, contract labor and payroll taxes of $8,671,000.

•	Legal, accounting and consulting fees of $693,000.

•	Non-cash consulting expenses of $500,000.

•	Severance payments of $500,000.

•	Other expenses of $336,000.

We earned $166,000 of interest income during the six month period ended June 30, 2007. As a result of interest expense of $3,930,000 on our senior convertible notes and $7,880,000 in stock-based compensation, our net loss for the six month period ended June 30, 2007 was $14.4 million compared to a net loss of $262,000 for the comparable period in 2006.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2007, we had cash and cash equivalents of $3,404,000. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

(All amounts are in thousands of U.S. dollars)
	Six Months Ended June 30
	2007	2006
Net cash provided by (used in) operating activities	(2,977)	(537)
Net cash provided by (used in) investing activities	(32,929)	(20,181)
Net cash provided by (used in) financing activities	29,830	21,538
Net increase (decrease) in cash and cash equivalents	(6,076)	820

Operating Activities:

Net cash used for operating activities was $2,977,000 for the six-month period ended June 30, 2007, which is an increase of $2,440,000 from the $537,000 net cash used for operating activities for the same period in 2006. The increase of net cash used in operating activities was mainly due to an increase in pre-production and personnel expenses associated with preparing the plant for operations.

Investing Activities:

Our main uses of cash for investing activities are construction of the Pratt facility. Net cash used for investing activities in the six-month period ended June 30, 2007 was $32,929,000, which is an increase of $12,748,000 from net cash used for investing activities of $20,181,000 in the same period of 2006. Such increase of net cash used for investing activities was mainly attributable to growth in construction activities at the Pratt facility.

Financing Activities:

Net cash provided by financing activities in the six-month period ended June 30, 2007 totaled $29,830,000 as compared to $21,538,000 provided by financing activities in the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to an increase in draws on our construction loan.

Our debt to equity ratio (total debt /total equity) was 7.22:1 as of June 30, 2007.

On November 3, 2006, we completed a private placement of $12,430,000 principal amount of our 8% senior convertible notes to 19 accredited investors. As a result of this private placement we raised $12,430,000 in gross proceeds, which left us with $11,428,000 in net proceeds after the deduction of offering expenses in the amount of $1,002,000.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months at our Pratt, Kansas facility. In order to pursue our expansion strategy and to support existing corporate overhead, the Company will need to raise additional funds and/or sell the steel it purchased for it’s Enid and Shattuck sites with a total value of $3.2 million. Should the Company be successful in selling this steel at cost, the Company will have adequate resources to operate at current levels for at least the next twelve months.

Obligations under Credit Facilities

•
On March 30, 2006, we entered into a credit agreement with Dougherty Funding, LLC, a senior lender, which provides for advances up to $54,300,000 towards the construction of the Pratt facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The loan matures on March 31, 2011. Our debt obligations under the Dougherty Agreement are secured by substantially all of our assets. The Dougherty Agreement also contains covenants that restrict certain activities such as incurring additional debt. In the event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, Dougherty Funding would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on our assets. There was $38,383,000 outstanding under this credit agreement as of June 30, 2007.

•
On March 30, 2006, we also entered into a Tax Increment Secured Promissory Note with Dougherty Funding, LLC to provide funding for the Pratt facility. Dougherty agreed to advance Gateway Ethanol $11,340,000 against future revenues from a Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas, dated February 1, 2006. The initial interest rate of 8.75%, is to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%. The note matures on February 1, 2017. Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008, and the principal of the Note shall be payable on each February 1 commencing February 1, 2008. There was $11,446,000 outstanding on this note as of June 30, 2007.

•
On March 30, 2006, we also entered into a subordinated promissory note with Lurgi for advances up to $7,000,000 plus capitalized interest for construction costs. The interest rate is 12% per annum and the note matures on March 30, 2011. There was $7,585,000 outstanding under this note as of June 30, 2007.

We have a debt service reserve letter of credit of $3,250,000 and a revolving line of credit for up to $7,500,000 for working capital needs through Noble Americas. Interest accrues on the line of credit at a rate of LIBOR plus 4.00%. No amounts were drawn on this line of credit as of June 30, 2007.

The following table summarizes, as of June 30, 2007, the maturities of our various debt arrangements related to the construction of the Pratt facility.

Lender	Purpose of Facility	Amount of Facility	Current Balance	Maturity
Dougherty Funding, LLC	Senior Debt Revolving Facility	$54,300,000	$38,383,000	3/31/2011
Dougherty Funding, LLC	Promissory Note	$11,340,000	$11,446,000	2/1/2017
Lurgi PSI, Inc.	Subordinated Debt Revolving Facility	$7,000,000	$7,585,000	3/30/2012
Noble Americas Corp.	Debt Reserve LOC	$3,250,000	$0	4/5/2009
Noble Americas Corp.	Working Capital LOC	$7,500,000	$0	3/30/2011
Total		$83,390,000	$57,414,000

Convertible Notes

On November 3, 2006, we entered into several subscription agreements and related transaction documents with 19 accredited investors (as defined in Section 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). These subscription agreements and other transaction documents were then amended on August 15, 2007.

Pursuant to the subscription agreements, on November 3, 2006, the investors acquired, in the aggregate, $12,430,000 in principal amount of convertible senior notes. The notes were acquired at face value. Except for Gary C. Evans, one of our Directors and our then Chief Executive Officer, who acquired $1,000,000 in principal amount of such notes, the investors do not have any material relationship with the Company or the Company's affiliates other than this transaction. The notes are unsecured and bear interest at a rate of 8% per annum. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. The notes mature on October 31, 2008. The notes automatically convert upon the closing of an equity financing that results in $100 million of gross cash proceeds to the Company, including the gross proceeds from the conversion of the notes. If there is such a qualified financing, then the principal amount of the notes would be convertible into the same securities that were issued in the qualified financing utilizing the same valuation as was used in the qualified financing. However if any warrants are issued in the qualified financing, then the holders of the notes would be entitled to twice as many warrants as the investors in the qualified financing.

Also, in accordance with a voluntary conversion feature, at any time after May 1, 2007, at the option of the individual note holders (unless a majority of the note holders agree otherwise), the outstanding balance of the notes may be converted into the Company's common stock at a conversion price of $1.00. This conversion price was then reduced on August 15, 2007 to $0.75 as described in more detail below.

The intrinsic value of the conversion option is limited to the amount of proceeds from the notes, or $12,430,000, and is assigned to paid-in capital and treated as a discount on the note payable. The discount on the note will be amortized to interest expense over the term of the note. As of June 30, 2007, the unamortized discount was $8,321,000.

In conjunction with entering into the subscription agreements, we also entered into a registration rights agreement with the investors. Pursuant to the registration rights agreement we were required to file a registration statement with the SEC covering the resale of the shares underlying the convertible notes on or before April 2, 2007. The registration rights agreement, in pertinent part, also required us to use reasonable best efforts to cause that registration statement to be declared effective as soon as possible, but in any event not later than the effectiveness deadline specified in the registration rights agreement. To date, we have not filed the required registration statement with the SEC. Accordingly, pursuant to the terms of the registration rights agreement, we became obligated to pay to the investors, subject to a cap of 12.5%, cash, as liquidated damages, equal to 1.5% of the aggregate purchase price paid by investors relating to the notes as of April 2, 2007, and every thirtieth (30th) day thereafter until the required registration statement is declared effective by the SEC. The failure to file the registration statement as required by the registration statement also resulted in an event of default under the notes. However, it did not result in acceleration of the notes as the investors did not deliver a notice of acceleration.

On August 15, 2007, we entered into a Security Holder Consent and First Amendatory Agreement or the Amendatory Agreement with the holders of a majority in principal amount of the notes. This Amendatory Agreement amended the various subscription agreements, the registration rights agreement and the terms of the notes.

Pursuant to the Amendatory Agreement, the investors agreed to waive all liquidated damages that they are entitled to as a result of our failure to timely file the required registration statement. However, if we fail to file the required registration statement by September 30, 2007, then new liquidated damages will begin to accrue at the same rate and subject to the same cap as described above. In consideration for this waiver, we agreed to reduce the conversion rate applicable to the voluntary conversion of the notes from $1.00 to 0.75. We also granted to each of the investors warrants that expire on December 31, 2010 to purchase at an exercise price of $1.00 a number of shares of our common stock equal to the quotient of (i) one half of the principal amount of an investor’s note, divided by (ii) $1.00.

We agreed under the terms of the Amendatory Agreement to pay all accrued, but unpaid, interest on the notes to the investors through August 15, 2007. Interest continues to accrue under the notes thereafter, but is not payable until the required registration statement becomes effective. At that time, interest will cease to accrue, and the investors will have the option to receive all accrued, but unpaid, interest in cash, but, if they so choose, then their conversion price would be reset at $1.00 per share. Alternatively, the investors could choose to forgo all accrued and unpaid interest in which case their conversion price would remain at $0.75. Also, under the terms of the Amendatory Agreement, once we appoint a new chief executive officer that is not a current or former director, officer or 10% or greater shareholder of ours, or any such person’s affiliate, the applicable interest rate is automatically lowered to a fixed rate of 8%.

Under the terms of the Amendatory Agreement, we were also granted a call option that allows us to call the notes if the following milestones are achieved: (1) the required registration statement is declared effective for at least 30 days and remains effective at the time of the call, (2) our Pratt facility is producing at least 75% of its 55 million gallon per year nameplate capacity; (3) our stock is listed on any one of AMEX, NASDAQ, or NYSE, and (4) the median volume of trading in our stock is at least 10,000 shares per day during the 30 business days prior to the call of the notes.

Pursuant to the Amendatory Agreement, our officers and directors agreed to lock up 90 percent of the common stock held by them until the required registration statement becomes effective and thereafter at any time when such registration statement is no longer effective. The investors also agreed to eliminate their right of first refusal that would otherwise have been applicable to future equity offerings by us.

Obligations Under Material Contracts

Below is a summary of our payment obligations under material contracts other than our credit facilities, which are described above.

•
On or about August 14, 2006, we entered into a Financial Advisory Agreement with Global Hunter Securities, an entity affiliated with Mr. Evans, a director of the Company and our former Chief Executive Officer, pursuant to which Global Hunter Securities would be entitled to transaction-based commissions in connection with certain of our securities offerings and debt financings.

•
On May 18, 2006, we entered into a Financial Advisory Agreement with Halter Financial Group. Under this agreement, Halter Financial Group agreed to provide certain financial advisory and consulting services to us in exchange for shares of our stock and a $450,000 cash payment due upon the consummation of the next qualified equity financing transaction that we undertake.

•
On March 30, 2006, our subsidiary, Gateway Ethanol, and Power to Go, L.L.C., a company that markets generators as well as fuel-storage solutions for businesses entered into a Sublease Agreement in which Power to Go agreed to construct a Substation and sublease the Substation site and the Substation to Gateway Ethanol. In consideration for this sublease, Gateway agreed to the following terms:

•
During the period beginning with the first day of the month following six months after the completion of the Substation and until the Pratt facility has reached final completion, Gateway must pay rent to Power to Go at the rate of $6,000 per month.

•	After the Pratt facility reaches final completion, sublease rental payments in the amount of $23,300 per month shall begin and continue thereafter until the sublease is terminated.

•	Gateway has the right to terminate the Sublease Agreement through the purchase of the Substation at its fair market value as determined pursuant to the Sublease Agreement:

•
On March 30, 2006, Gateway Ethanol and Power to Go entered into a Ground Lease to remain in effect until the termination of the Sublease Agreement. Gateway Ethanol has agreed to lease the real property on which the Substation is to be built to Power to Go for no cash consideration in connection with the Sublease Agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Impairment of long-lived assets - After assets have been placed into service, we will periodically review the carrying value of our property and equipment to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, we will prepare projections of undiscounted cash flows, without interest charges, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment is made to the carrying amount based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset.

Intangible assets - Our intangible assets consist of costs related to water rights. The water rights are considered to have infinite lives at this time and for that reason will have no corresponding amortization. We will evaluate the remaining useful life each year to determine whether events and circumstances continue to support an indefinite useful life.

Off Balance Sheet Arrangements

On June 22, 2007, Cargill, Inc. began accumulating grain contracts on our behalf in accordance with our Risk Management Advisory Agreement. At the end of the period Cargill had accumulated approximately 35,000 bushels at a cost of $124,050 for September delivery. Cargill will accumulate an additional 215,000 bushels through August 24, 2007, at a cost of $763,000. The terms of this particular accumulation agreement also provide that if the closing Chicago futures price for September corn closes below $3.55 on August 24, 2007, Cargill, Inc. will purchase an additional 250,000 bushels for us at a cost of $888,000 for September delivery. We do not account for these contracts as derivatives in accordance with the exception for normal purchases and normal sales in paragraph 10(b)(1) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Seasonality

Our operating results will be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with our indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. It is uncertain how these seasonal fluctuations will affect our results over time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We do not expect any impact to our consolidated financial statements upon the adoption of SFAS No. 157.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

In May 2007, the FASB staff issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48. If FIN 48 was not applied in a manner consistent with this interpretation, the provisions would need to be applied retrospectively to the initial adoption date of FIN 48. We applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1; therefore, the application of the provisions of FSP FIN 48-1 did not have a material impact on our results of operations, cash flows and financial position.

TAXES

Implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No.5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits.

We did not have unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2003.

We are not currently under examination by any tax jurisdiction. We do not reasonably expect a material change in the unrecognized tax benefit liability in the next 12 months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. We did not have any accrual for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Other than as described above, no changes in our internal control over financial reporting occurred during the period ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Appointment of Acting President and Acting CEO.

Mr. Joshua N. Barker, age 32, became our Acting President and Acting Chief Executive Officer on August 15, 2007. Prior to his appointment, Mr. Barker was a Vice President of the Company and our operating subsidiaries since their inception in August 2005. From March 2003 through August 2005, Mr. Barker was the President of Midwest Research & Trading, LLC, an investment advisory business founded by Mr. Barker. From August 2001 through March 2003, Mr. Barker worked as an associate at Stull and Wood, LLC, a law firm in Pratt Kansas.

Mr. Barker is the son of the Chairman of the board of directors of the Company, Dr. Patrick N. Barker. Mr. Barker is also the brother of the Company’s Vice President of Development, Timothy C. Barker. Mr. Barker is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

We have not entered into a new employment agreement with Mr. Barker. The terms of an employment agreement we previously entered into with Mr. Barker dated August 15, 2006 are still in force. Mr. Barker’s employment agreement has an initial two-year term, however following the first anniversary of the effective date of the employment agreement and each subsequent anniversary, the term of Mr. Barker’s employment agreement shall automatically be extended so as to terminate two (2) years from such anniversary date unless we give Mr. Barker a 90-day notice prior to such anniversary date that the employment agreement will not be extended by the Company beyond its current proscribed term. Mr. Barker’s base salary under the employment agreement is $150,000 per year and he is further eligible for an annual incentive bonus program we establish for our executive officers. In addition, during his period of employment, Mr. Barker is entitled to (i) participate in and be covered under all the welfare benefit plans or other similar programs we maintain for the benefit of senior officers pursuant to the terms of such plans and (ii) all pension, retirement, savings and other employee benefit plans and programs we maintain from time to time.

In the event that we terminate Mr. Barker’s employment “without cause” or Mr. Barker terminates his employment for “good reason” (each as defined in his employment agreement), Mr. Barker will be entitled to receive: (i) within 75 days of the date of termination (as defined in employment agreement), a lump sum payment of (A) his then applicable base salary (as defined in his employment agreement) and accrued vacation pay through the date of termination and (B) an amount equal to his base salary multiplied by two (2.0); (ii) a pro rated portion of any annual bonus that he would otherwise have received had he remained employed through the calendar year for which the bonus is calculated; and (iii) if he timely elects and remains eligible for continued coverage under COBRA, that portion of the COBRA premiums that we were paying prior to the date of termination for as long as he is receiving severance payments under the employment agreement (or until he is eligible for health care coverage under another employer’s plan, whichever period is shorter).

In the event that we terminate Mr. Barker’s employment for “cause” or Mr. Barker terminates without “good reason” (each as defined in his employment agreement), Mr. Barker will receive: (i) his base salary and his accrued vacation pay (to the extent required by law or by our vacation policy) through the date of termination, as soon as practicable following the date of termination (ii) reimbursement, pursuant to our policy, for reasonable business expenses incurred, but not paid prior to the date of termination, unless the termination resulted from a misappropriation of our funds; and (iii) will be entitled to any rights, compensation and/or benefits that may be due him following termination to which Mr. Barker is otherwise entitled.

For any period of disability (as defined in the employment agreement), Mr. Barker will receive, during the period of the disability, his full base salary. However, in the event that Mr. Barker’s employment is terminated due to a disability, we will (i) pay Mr. Barker his base salary through the date of termination and (ii) provide Mr. Barker with any disability and/or other benefits and compensation to which he is entitled.

Entry into Amendatory Agreement

Also on August 15, 2007, we entered into the Security Holder Consent and First Amendatory Agreement with the holders of our 8% convertible senior notes. See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources - Convertible Notes” for a discussion of the material terms of the Amendatory Agreement. That discussion is incorporated into this Item 5 of our quarterly report on Form 10-QSB by reference.

Item 6. Exhibits

Exhibit No.	Title of Agreement/Document
10.1*	Security Holder Consent and First Amendatory Agreement dated as of August 15, 2007, by and between Orion Ethanol, Inc. and the holders of its 8% Convertible Senior Notes.

10.2*	Form of Lock-up Agreement between Orion Ethanol, Inc. and certain holders of its 8% Convertible Senior Notes.

10.3*	Form of Warrant.

31.1*	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Ethanol, Inc.

Dated: August 20, 2007	/s/ Lane Hamm
Lane Hamm, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title of Agreement/Document

10.1	Security Holder Consent and First Amendatory Agreement dated as of August 15, 2007, by and between Orion Ethanol, Inc. and the holders of its 8% Convertible Senior Notes.

10.2	Form of Lock-up Agreement between Orion Ethanol, Inc. and certain holders of its 8% Convertible Senior Notes.

10.3	Form of Warrant.

31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.