Form 10QSB
period 2007-09-30
ORION ETHANOL, INC
filed 2007-11-19
CIK 812355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

ORION ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-15579	87-0348444
(State of Incorporation)	(Commission File No.)	(IRS Employer ID No.)

307 S. Main
Pratt, KS 67124
(Address of Principal Executive Offices)

(620) 672-2814
Registrant's Telephone Number, Including Area Code:

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

32,661,025 shares of common stock, par value of $0.001 were issued and outstanding as of November 16, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐ No☒

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

i

Orion Ethanol, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

September 30,
2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,240
Inventory	4,841
Prepaid expenses	152
Other assets	293
Total current assets	7,526

PROPERTY AND EQUIPMENT
Land and improvements	2,773
Building and improvements	230
Equipment	225
Construction in progress	82,543
Deposits on construction	3,420
New site development	1,416
90,607
Less accumulated depreciation and amortization	(54)
Net property and equipment	90,553

OTHER ASSETS
Water rights	1,166
Land and water options	60
Loan costs, net of accumulated amortization of $552 and $128 respectively	2,125
3,351
TOTAL ASSETS	$101,430

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,728
Accrued liabilities	511
Accrued restricted stock grant	4,935
Advances payable-related parties	110
Accrued interest payable	244
Current portion of long-term debt	4,001
Total current liabilities	16,529

LONG-TERM DEBT
Long-term debt	65,027
Senior convertible debt, net of unamortized discount of $6,767	5,663
70,690
Minority interest in Gateway Holdco, LLC	9,131

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $.001 par value; 10,000,000 authorized; none
issued and outstanding	-
Common Stock; $.001 par value; 100,000,000 authorized; 32,661,025
issued and outstanding	33
Additional paid-in Capital	35,625
Deficit accumulated during development stage	(30,578)
Total shareholders' equity	5,080

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$101,430

See accompanying notes to these condensed consolidated financial statements.

(3)

Orion Ethanol, Inc.
(A Development Stage Company)CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

					For the Period
					from January 1,
					2003
	For the three	For the three	For the nine	For the nine	(inception)
	months ended	months ended	months ended	months ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
REVENUES
Operating income	$-	$-	$-	$-	$46
Management fee income	-	-	11	-	11

OPERATING EXPENSES	3,624	6,611	13,806	7,041	24,218
LOSS FROM OPERATIONS	(3,624)	(6,611)	(13,795)	(7,041)	(24,161)

OTHER INCOME AND (EXPENSES)
Interest expense	(2,095)	(9)	(6,025)	(9)	(7,290)
Interest income	33	43	199	132	398
Other non-operating income (expense)	564	(75)	(96)	(75)	(166)

LOSS BEFORE MINORITY INTEREST	(5,122)	(6,652)	(19,717)	(6,993)	(31,219)
Minority interest in net loss of Gateway Holdco, LLC	316	37	498	113	641

NET LOSS	$(4,806)	$(6,615)	$(19,219)	$(6,880)	$(30,578)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.21)	$(0.59)	$(0.31)	$(2.97)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	32,661	32,198	32,661	22,139	10,310

See accompanying notes to these condensed consolidated financial statements.

(4)

Orion Ethanol, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			For the period
			from January
			1, 2003
	For the nine	For the nine	(inception)
	months ended	months ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(19,219)	$(6,880)	$(30,578)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	449	32	472
Stock-based compensation expense	8,248	-	8,248
Minority interest in net loss of Gateway Holdco, LLC	(498)	-	(641)
Non-cash consulting expense	-	5,553	5,553
Amortization of discount on convertible debt	4,662	-	5,663
Water option expiration	-	75	75
Stock based expense	1,554	-	1,554

Changes in operating assets and liabilities
Inventory	(4,841)	-	(4,841)
Prepaid expenses and other current assets	(331)	(465)	(445)
Accounts payable and accrued expenses	488	8,366	7,041
Deposits	-	-	(428)

Net cash used in operating activities	(9,488)	6,681	(8,327)

INVESTING ACTIVITIES
Capital expenditures	(40,312)	(25,499)	(86,657)
Restricted cash	-	(3)	-
Deposits on construction	669	(5,711)	(3,747)

Net cash used in investing activities	(39,643)	(31,213)	(90,404)

FINANCING ACTIVITIES
Loan costs	-	(1,598)	(2,671)
Proceeds from long-term debt	40,404	12,627	69,028
Proceeds from convertible debt	-	12,928	12,430
Issuance of common stock for cash	-	-	12,008
Issuance of common stock for acquisition	-	-	10
Distributions	-	-	(158)
Contribution from minority interest	1,487	-	9,772
Advances from related parties	-	1,009	552

Net cash provided by financing activities	41,891	24,966	100,971

Net increase (decrease) in cash and cash equivalents	(7,240)	434	2,240
Cash and cash equivalents at beginning of period	9,480	124	-
Cash and cash equivalents at end of period	$2,240	$558	$2,240

See accompanying notes to these condensed consolidated financial statements.

(5)

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Orion Ethanol, Inc. and its subsidiaries ("Orion," “we”, “our”, or the "Company") have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations as prescribed by the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. The financial statements include certain definitions and a summary of significant accounting policies and accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statement for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended, which includes certain definitions and a summary of significant accounting policies. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. This Form 10-QSB relates to the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006.

Significant Accounting Policies

In addition to the policies noted below, significant accounting policies are summarized in “Management's Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents at the end of the period were $2,240,000. Of this balance, $1,602,000 was restricted for use at our Pratt Facility. The restricted cash consisted of $80,000 of cash and $1,523,000 of cash and derivative financial instruments with original maturities of less than three months. The derivative financial instruments can be sold for cash at any time prior to maturity.

Inventory

Inventory, which is included in current assets, includes corn and sorghum grain and is carried at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

(6)

.
ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our results of operations and operating cash flows are impacted by changes in market prices for corn and ethanol. To mitigate a portion of the exposure to adverse market changes, we may enter into various derivative instruments. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended

We did not enter into any derivative contracts until the second quarter of 2007. Losses from derivative financial instruments for the three months ended September 30, 2007 were $57,000. Gains for the nine months ended September 30, 2007 were $6,000. Open trade equity at September 30, 2007 was $6,000.

Share-Based Payments

On January 1, 2006 (in the Company’s first quarter), we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), to account for stock-based compensation. Among other things, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of goods and services received in exchange for awards of equity instruments based on the fair value of those awards in their financial statements.

Share-Based Compensation

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

Share-Based Payments to Non-employees

Paragraph 7 of SFAS No. 123R provides that the fair value for non-employee awards should be determined based on either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. As of September 30, 2007 the Company’s shares were unregistered and not actively traded. In accordance with paragraph 7 of SFAS 123R, the company recognizes either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria, based on the fair value of goods and services received or liabilities settled.

Restricted Stock Agreement

Effective May 30, 2007, we entered into a Restricted Stock Agreement (the “RSA”), dated as of January 12, 2007, with Gary C. Evans, a director of the Company and our former Chief Executive Officer. Pursuant to the RSA, we agreed to issue three million five hundred thousand (3,500,000) shares (the “Shares”) of our common stock, $0.001 par value (the “Common Stock”), to Mr. Evans in exchange for his past services and/or expected provision of future services on our behalf and/or to our affiliates.

As of September 30, 2007, a total of 700,000 of the Shares had vested and we had accrued a liability of $4,935,000 for the Shares which we have not yet been issued. The expense was recognized in operating expenses.

On July 18, 2007, Mr. Evans resigned from his position as our Chief Executive Officer. As a result of Mr. Evans resignation, no additional restricted Shares will vest under the RSA.

(7)

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

Awards under the 2006 Plan (which may include grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units or performance shares) are subject to the administration and interpretation by our board of directors or any committee authorized by our board of directors to administer the 2006 Plan. The following summary description of the 2006 Plan is qualified in its entirety by reference to the terms of the 2006 Plan:

▪	The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except in the case of an

▪	incentive stock option granted to a 10% owner, where the exercise price per share will be no less than 110% of the fair market value per share on the grant date.

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

▪
Unvested stock options are cancelled as of 90 days after termination of employment as set forth in the respective award agreement and the shares covered by such unvested portion of the award will be forfeited to us and revert back to the 2006 Plan and the shares subject to the award will become available for future grant or sale under the 2006 Plan. Options that have vested remain exercisable for 90 days after termination; depending on award agreement, other forms of award may terminate on the day of employment termination.

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

(8)

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

▪
A participant will be fully vested in and have the right to exercise the participant's outstanding options, stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units, and with respect to performance shares and performance units, all performance goals will be deemed achieved at specified target levels and all other terms and conditions met in the event we have a change in control (as defined in the 2006 Plan).

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

On May 21, 2007, our board of directors, upon the recommendation of the compensation committee, approved the grant of non-statutory stock options under the 2006 Plan to certain of our executive officers and directors. We entered into separate stock option agreements with each recipient of the stock option grant on May 30, 2007. These agreements provided for a total of 862,502 shares to vest immediately and an additional 2,750,000 to vest according to the schedule described below under “Term and Vesting Schedule.”

For the nine months ended September 30, 2007, we recognized stock-based compensation expense under the 2006 Plan of $3,313,000. We did not incur any expense under the 2006 Plan in prior periods. Compensation expense of $4,043,000 related to previously granted stock option awards, which are not vested, had not been recognized at September 30, 2007. This compensation expense is expected to be recognized over a period of approximately three years. The following is a summary of activity for the period.

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

(9)

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

The following table summarizes our assumptions and outstanding options at September 30, 2007.

Expected volatility	50% - 60%
Weighted-average volatility	50%
Expected dividends	-
Expected term (in years)	2.9 - 9.9
Risk-free rate	5%

A summary of option activity under the 2006 Plan as of September 30, 2007 and changes during the period then ended is presented below:

		Weighted-	Weighted-	Weighted-Average
		Average	Average Grant	Remaining	Aggregate Intrinsic
Options	Shares (000)	Exercise Price	Date Fair Value	Contractual Term	Valu ($000)
Outstanding at January 1, 2007	-	$-	$-
Granted	3,612,502	5.20	3.26
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2007	3,612,502	$5.20	$-	101	$12,319
Exercisable at September 30, 2007	862,502	$5.20	$-	101	$2,941

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

(10)

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

Note 2. Liquidity and Capital Resources

At September 30, 2007, our total assets were approximately $101.4 million. Total liabilities as of September 30, 2007 totaled approximately $87.2 million. We had a working capital deficit of approximately $9.0 million at September 30, 2007.

Management expects that our present working capital will not meet our foreseeable working capital needs for the next 12 months from the date of this report without raising additional funds or selling existing assets. Cash and cash equivalents at the end of the period were $2,240,000. Of this balance, $1,602,000 was restricted for use at our Pratt Facility. The restricted cash consisted of $80,000 of cash and $1,523,000 of cash and derivative financial instruments with original maturities of less than three months. The derivative financial instruments can be sold for cash at any time prior to maturity. During the construction phase cash for our Pratt Facility is provided by our senior debt facility as is considered sufficient to complete construction. Our Pratt Facility has a $7,500,000 line of credit facility secured by secured by inventories and accounts receivable. The terms of this agreement may not provide sufficient capital at start up and the company may require credit advances from vendors to commence operations. Cash and cash equivalents at November 12, was $2,056,000 of which $1,099,000 was restricted for use at our Pratt Facility.

Cash on hand at the parent company level, Orion Ethanol, Inc., was $637,000 at the end of this period. At current levels of consumption we do not anticipate having sufficient cash to operate beyond December 31, 2007.

We also have an unfunded property tax liability of $3,270,000 due December 20, 2007. Under the terms of the company’s Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas, 95% of this balance is rebated back to us 30 days after payment to Pratt County. The terms of the Tax Increment Secured Promissory Note with Dougherty Funding, LLC require that this rebate be paid to Dougherty Funding LLC to retire the notes. The first payment of $697,000 is due on February 1, 2008. The excess of the principal payment due over the rebate amount will be held by Dougherty Funding LLC to fund retirement of the notes. This balance due is presented in the current portion of long term debt on the balance sheet. If cash from operations proves to be insufficient to pay for the property tax liability the company may seek short-term financing which may be on less than favorable terms.

(11)

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our current average monthly projected working capital requirement is approximately $10.6 million per month comprised of the following:
•	Grain costs of $6,600,000.

•	Chemicals and additives $776,000.

•	Non-labor variable expenses $1,269,000.

•	Payroll and payroll related fringe benefits $329,000.

•	Depreciation expense of $480,000.

•	Administrative costs of $234,000.

•	Other expenses of $912,000.

We completed construction of the Pratt Facility on November 5, 2007. We spent approximately $86 million in connection with the construction of the Pratt Facility, as of September 30, 2007. We expect to average approximately $9.8 million per month in expenses for the operation of the Pratt Facility.

We also intend to enter into agreements that will allow us to sell our carbon dioxide and contracts to purchase and develop additional energy related projects, including our Enid and Shattuck, Oklahoma ethanol facilities. Current cash on hand is not adequate to cover the related administrative costs without raising additional funding or selling existing assets. Additional funding will also be required to provide for the construction of the ethanol production facilities and to provide working capital for general corporate or other purposes associated with the construction and operation of the proposed facilities.

Note 3. LONG TERM DEBT

A summary of long-term debt obligations are as follows:

(in thousands)	September 30, 2007
10% Senior Note(s) due 2011	$49,517
12% Subordinated Note(s) due 2012	7,813
8.75% Senior Note(s) due 2017	11,698
Subtotal	69,028
Less: Current maturities	4,001
Total	$65,027

(12)

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

Pursuant to the subscription agreements, on November 3, 2006, the investors acquired, in the aggregate, $12,430,000 in principal amount of convertible senior notes. The notes were acquired at face value. Except for Gary C. Evans, who was one of the Company’s Directors and Chief Executive Officer at such time, who acquired $1,000,000 in principal amount of such notes, the investors do not have any material relationship with the Company or the Company's affiliates other than this transaction. The notes are unsecured and bear interest at a rate of 8% per annum. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. The notes mature on October 31, 2008.

Also, in accordance with a voluntary conversion feature, at any time after May 1, 2007, at the option of the individual note holders (unless a majority of the note holders agree otherwise), the outstanding balance of the notes may be converted into the Company's common stock at a conversion price of $1.00. This conversion price was then contingently reduced on August 15, 2007 to $0.75 as described in more detail below.

The intrinsic value of the conversion option is limited to the amount of proceeds from the notes, or $12,430,000, and is assigned to paid-in capital and treated as a discount on the note payable. The discount on the note is being amortized to interest expense over the term of the note. As of September 30, 2007, the unamortized discount was $6,767,000.

In conjunction with entering into the subscription agreements, we also entered into a registration rights agreement with the investors. Pursuant to the registration rights agreement the Company was required to file a registration statement with the SEC covering the resale of the shares underlying the convertible notes on or before April 2, 2007. The registration rights agreement, in pertinent part, also required the Company to use reasonable best efforts to cause that registration statement to be declared effective as soon as possible, but in any event not later than the effectiveness deadline specified in the registration rights agreement. Accordingly, pursuant to the terms of the registration rights agreement, the Company became obligated to pay to the investors, subject to a cap of 12.5%, or $1,554,000, cash, as liquidated damages, equal to 1.5% of the aggregate purchase price paid by investors relating to the notes as of April 2, 2007, and every thirtieth (30th) day thereafter until the required registration statement is declared effective by the SEC. The failure to file the registration statement as required by the registration rights agreement also resulted in an event of default under the notes. However, it did not result in acceleration of the notes as the investors did not deliver a notice of acceleration.

On August 15, 2007, the Company entered into a Security Holder Consent and First Amendatory Agreement or the Amendatory Agreement with the holders of a majority in principal amount of the notes. This Amendatory Agreement amended the various subscription agreements, the registration rights agreement and the terms of the notes.

Pursuant to the Amendatory Agreement, the investors agreed to waive all liquidated damages that they are entitled to as a result of the Company’s failure to timely file the required registration statement. In consideration for this waiver, the Company agreed to reduce the conversion rate applicable to the voluntary conversion of the notes from $1.00 to 0.75, contingent upon the interest payment option noted below. The Company also granted to each of the investors warrants that expire on December 31, 2010 to purchase at an exercise price of $1.00 a number of shares of common stock equal to the quotient of (i) one half of the principal amount of an investor’s note, divided by (ii) $1.00.

(13)

ORION ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a basis for the fair value of the warrants the Company used the liquidated damages amount of $1,554,000 given by the note holders as consideration. This provides a more readily determinable basis for valuation than the company’s stock which is un-registered and has only limited trading activity. In accordance with SFAS 123(R) the company recognized an expense of $1,554,000 and also recorded this amount as additional paid-in capital.

The Company agreed under the terms of the Amendatory Agreement to pay all accrued, but unpaid, interest on the notes to the investors through August 15, 2007. Interest continues to accrue under the notes thereafter, but is not payable until the required registration statement becomes effective. The Company filed the required registration statement on September 27, 2007 and is in the process of responding to SEC comments. At the time that the registration statement is declared effective by the SEC, interest will cease to accrue, and the investors will have the option to receive all accrued, but unpaid, interest in cash, but, if they so choose, then their conversion price would be reset at $1.00 per share. Alternatively, the investors could choose to forgo all accrued and unpaid interest in which case their conversion price would remain at $0.75. Also, under the terms of the Amendatory Agreement, once the Company appoints a new chief executive officer that is not a current or former director, officer or 10% or greater shareholder of the Company, or any such person’s affiliate, the applicable interest rate is automatically lowered to a fixed rate of 8%.

Under the terms of the Amendatory Agreement, the Company was also granted a call option that allows the notes to be called if the following milestones are achieved: (1) the required registration statement is declared effective for at least 30 days and remains effective at the time of the call, (2) our Pratt Facility is producing at least 75% of its 55 million gallon per year nameplate capacity; (3) our stock is listed on any one of AMEX, NASDAQ, or NYSE, and (4) the median volume of trading in our stock is at least 10,000 shares per day during the 30 business days prior to the call of the notes.

Pursuant to the Amendatory Agreement, the Company’s officers and directors agreed to lock up 90 percent of the common stock held by them until the required registration statement becomes effective and thereafter at any time when such registration statement is no longer effective. The investors also agreed to eliminate their right of first refusal that would otherwise have been applicable to future equity offerings by the Company.

Note 4. Commitments and Contingencies

On June 22, 2007, Cargill, Inc. began accumulating grain contracts on our behalf in accordance with our Risk Management Advisory Agreement. At the end of the period Cargill had accumulated approximately 16,000 bushels at a cost of $55,000 for March delivery. As of September 30, we also had open accumulation contracts, for December delivery, of 1,990,000 additional bushels expiring November 20, 2007, at a cost of $6,717,000. The terms of the accumulation agreement also provide that if the closing Chicago futures price for corn closes below the agreed upon accumulation price on November 20, 2007, Cargill, Inc. will purchase an additional 1,990,000 bushels for us at a cost of $6,717,000 for December delivery. The prices under these agreements range from $3.13 to $3.55 per bushel. We do not account for these contracts as derivatives in accordance with the exception for normal purchases and normal sales in paragraph 10(b)(1) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This grain will become part of our raw materials used in ethanol production and will be funded through a combination of cash and lines of credit.

Note 5. Income Taxes

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

(14)

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

(15)

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

We are a start-up company in the development stage pursuant to SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are in the business of building and developing energy related projects, including bio-refineries which produce ethanol, carbon dioxide, and animal feed products in Pratt, Kansas, Enid, Oklahoma, and Shattuck, Oklahoma. Our first ethanol facility, a 55 million gallon per year dry-mill ethanol plant, based in Pratt, Kansas that we refer to as our Pratt Facility, commenced operations on November 5, 2007. As a result of the commencement of operations at the Pratt Facility, we expect that we will begin operating at a profit by March 1, 2007. Due to market conditions, we do not anticipate commencing on the construction of our facilities in Enid and Shattuck until mid 2009. We have not entered into any long-term grain purchase or ethanol sales agreements relating to our proposed facilities that will be constructed in Enid and Shattuck. If favorable pricing agreements cannot be secured for these proposed facilities, those facilities may experience negative cash flow.

The Pratt Facility began operations on November 5, 2007. We indirectly own 62% of Gateway Ethanol, the owner of the Pratt Facility, with Indeck Energy, Noble Americas Corp. and White Pines, LLC holding minority interests of 23.8%, 9.5% and 4.7% respectively. The Pratt Facility has the capacity to process more than 21 million bushels of corn and grain sorghum annually.

Our primary business focus is in optimizing economic opportunities which may be derived from each of our products and by-products. We are actively engaged in development activities that include acquiring option agreements for land and other assets.

We have not generated any revenues from our operations to date. As a result of the commencement of operations at the Pratt Facility, we will begin to generate revenues from the sale of ethanol, and ethanol by-products such as distiller’s grains and carbon dioxide

Principal Factors Affecting Our Financial Performance

We believe that the most significant factors affecting our financial performance are:

•
We will need a significant amount of capital to execute on our business plan. The execution of our business plan is contingent upon our ability to obtain the requisite capital to acquire and develop the land and other assets necessary to efficiently sell the by-products from our ethanol production facility, including carbon dioxide . In order to sell the carbon dioxide, we estimate that the total capital requirement will be approximately $35 million. We will need to raise approximately $35 million within the next twelve months in order to meet our initial cost objectives. There are no existing commitments for this capital and the viability of this business plan is based largely on our ability to obtain such commitments over the next few months. There are significant factors that may effect our ability to raise this capital, including interest obligations that may arise under our senior convertible notes.

•
The economic assumptions relating to construction costs may prove incorrect. The assumptions used in our business plan have not been tested as the production of ethanol, the sale of carbon dioxide, and the sale of feed products have only recently commenced. As a result, our business plan depends on agreements that are newly operational and on proposals that have not yet been finalized or implemented. Also, we face uncertainty as to the actual construction cost for our proposed ethanol production facilities.

•
Delays in the commencement of our operations may result in higher than anticipated costs and expenses and lower than anticipated revenues. Our financial condition may be adversely impacted by delays in the completion of our development projects. An ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our ethanol production facilities has been developed. This timetable depends upon the following factors: (1) how quickly we can obtain debt and equity capital required for the financing and construction of the ethanol production facilities; (2) weather and seasonal factors that generally affect construction projects; and (3) construction delays or other events beyond our control. If it takes longer to complete the financing, obtain necessary permits, build the proposed ethanol production facilities or to achieve commercial operations at the facilities than anticipated, our costs of capital could increase and we could be forced to seek additional sources of capital. Consequently, we could lose the additional revenues related to the ethanol products to be produced at the facilities, each of which could harm our business and make it more difficult to service debt obligations.

•
Operating conditions may also affect our results of operations. These factors include: (1) the demand for ethanol in the U.S., (2) the cost of the raw materials that we will use to produce ethanol and ethanol by-products, (3) regulatory actions affecting the ethanol industry, (4) our ability to successfully hedge against changes in ethanol prices and the prices of the raw materials that we use to produce ethanol and ethanol by-products. As a result the company may experience negative cash flow.

(16)

Plan of Operation

At September 30, 2007, our total assets were approximately $101.4 million. Total liabilities as of September 30, 2007 totaled approximately $87.2 million. We had a working capital deficit of approximately $9.0 million at September 30, 2007.

Management expects that our present working capital will not meet our foreseeable working capital needs for the next 12 months from the date of this report without raising additional funds or selling existing assets. Cash and cash equivalents at the end of the period were $2,240,000. Of this balance, $1,602,000 was restricted for use at our Pratt Facility. The restricted cash consisted of $80,000 of cash and $1,523,000 of cash and derivative financial instruments. During the construction phase cash for our Pratt Facility is provided by our senior debt facility as is considered sufficient to complete construction. Our Pratt Facility has a $7,500,000 line of credit facility secured by secured by inventories and accounts receivable. The terms of this agreement may not provide sufficient capital at start up and the company may require credit advances from vendors to commence operations. Cash and cash equivalents at November 12, was $2,056,000 of which $1,099,000 was restricted for use at our Pratt Facility.

Cash on hand at the parent company level, Orion Ethanol, Inc., was $637,000 at the end of this period. At current levels of consumption we do not anticipate having sufficient cash to operate beyond December 31, 2007.

We also have an unfunded property tax liability of $3,270,000 due December 20, 2007. Under the terms of the company’s Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas, 95% of this balance is rebated back to us 30 days after payment to Pratt County. The terms of the Tax Increment Secured Promissory Note with Dougherty Funding, LLC require that this rebate be paid to Dougherty Funding LLC to retire the notes. The first payment of $697,000 is due on February 1, 2008. The excess of the principal payment due over the rebate amount will be held by Dougherty Funding LLC to fund retirement of the notes. This balance due is presented in the current portion of long term debt on the balance sheet. If cash from operations proves to be insufficient to pay for the property tax liability the company may seek short-term financing which may be on less than favorable terms.

Our current average monthly projected working capital requirement is approximately $10.6 million per month comprised of the following:

•	Grain costs of $6,600,000.

•	Chemicals and additives $776,000.

•	Non-labor variable expenses $1,269,000.

•	Payroll and payroll related fringe benefits $329,000.

•	Depreciation expense of $480,000.

•	Administrative costs of $234,000.

•	Other expenses of $912,000.

(17)

We completed construction of the Pratt Facility on November 5, 2007. We spent approximately $86 million in connection with the construction of the Pratt Facility, as of September 30, 2007. We expect to average approximately $9.8 million per month in expenses for the operation of the Pratt Facility.

We also intend to enter into agreements that will allow us to sell our carbon dioxide and contracts to purchase and develop additional energy related projects, including our Enid and Shattuck, Oklahoma ethanol facilities. Current cash on hand is not adequate to cover the related administrative costs without raising additional funding or selling existing assets. Additional funding will also be required to provide for the construction of the ethanol production facilities and to provide working capital for general corporate or other purposes associated with the construction and operation of the proposed facilities.

Results of Operations

Three Month Period Ended September 30, 2007

Our total operating expenses for the three month period ended September 30, 2007 were approximately $3,624,000 consisting of:

•	Labor, contract labor and payroll taxes of $313,000.

•	Stock based compensation of $368,000.

•	Warrants issued on convertible debt $1,554,000

•	Repairs and maintenance of $185,000

•	Insurance expense of $132,000

•	Legal, accounting and consulting fees of $573,000.

•	Property taxes of $247,000

•	Other expenses of $252,000.

We earned $33,000 of interest income during the three month period ended September 30, 2007. Our net loss for the three month period ended September 30, 2007 was $4,806,000.

Nine Month Period Ended September 30, 2007

We generated management fee income of $11,000 during the nine month period ended September 30, 2007. Our total operating expenses for the nine month period ended September 30, 2007 were approximately $13,806,000 consisting of:

•	Labor, contract labor and payroll taxes of $1,070,000.

•	Stock based compensation of $8,248,000.

•	Warrants issued on convertible debt $1,554,000

•	Legal, accounting and consulting fees of $1,280,000.

•	Non-cash consulting expenses of $500,000.

•	Severance payments of $500,000.

•	Other expenses of $707,000.

(18)

We earned $199,000 of interest income during the nine month period ended September 30, 2007. As a result of interest expense of $5,874,000 on our senior convertible notes and $8,248,000 in stock-based compensation, our net loss for the nine month period ended September 30, 2007 was $19,219,000 compared to a net loss of $6,880,000 for the comparable period in 2006.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2007, we had cash and cash equivalents of $2,240,000. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

(All amounts are in thousands of U.S. dollars)
	Nine Months Ended September 30
	2007	2006
Net cash provided by (used in) operating activities	(9,488,000)	6,681,000
Net cash provided by (used in) investing activities	(39,643,000)	(31,213,000)
Net cash provided by (used in) financing activities	41,891,000	24,967,000
Net increase (decrease) in cash and cash equivalents	(7,240,000)	434,000

Operating Activities:

Net cash used for operating activities was $9,488,000 for the nine-month period ended September 30, 2007, which is an increase of $16,169,000 from the $6,681,000 net cash provided by operating activities for the same period in 2006. The increase of net cash used in operating activities was mainly due to interest payments on convertible debt of $681,000, salaries and benefits of $1,070,000 and other operating expenses of $6,664,000.

Investing Activities:

Our main uses of cash for investing activities have been related to the construction of the Pratt Facility. Net cash used for investing activities in the nine-month period ended September 30, 2007 was $39,643,000, which is an increase of $8,430,000 from net cash used for investing activities of $31,213,000 in the same period of 2006. Such increase of net cash used for investing activities was mainly attributable to growth in construction activities at the Pratt Facility.

Financing Activities:

Net cash provided by financing activities in the nine-month period ended September 30, 2007 totaled $41,981,000 as compared to $24,967,000 provided by financing activities in the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to senior debt funding from Dougherty, LLC.

Our debt to equity ratio (total debt /total equity) was 16:1 as of September 30, 2007.

On November 3, 2006, we completed a private placement of $12,430,000 principal amount of our 8% senior convertible notes to 19 accredited investors. As a result of this private placement we raised $12,430,000 in gross proceeds, which left us with $11,428,000 in net proceeds after the deduction of offering expenses in the amount of $1,002,000.

According to the terms of the notes, we were obligated to file a registration statement on or before April 2, 2007. At the time of the filing deadline, the executive management chose not to file the registration because at the time we had engaged in merger discussions with GreenHunter Energy, Inc. As a result of not filing the registration statement we began accruing penalties which ultimately resulted in a reduced conversion price. We continue to accrue interest on the notes.

(19)

We will not be able to pay the principal amount or the interest on the notes unless we are successful in raising additional capital. The notes mature on October 31, 2008, but maturity may be accelerated in certain instances.

Obligations under Credit Facilities

•
On March 30, 2006, our subsidiary, Gateway Ethanol, entered into a credit agreement with Dougherty Funding, LLC, a senior lender, which provides for advances up to $54,300,000 towards the construction of the Pratt Facility. The interest rate is variable at prime plus 1.75%. Interest is payable monthly during construction and principal and interest payments are required upon completion of construction sufficient to fully repay the debt in 10 years. The loan matures on March 31, 2011. Our debt obligations under the Dougherty Agreement are secured by substantially all of our assets. The Dougherty Agreement also contains covenants that restrict our subsidiary from engaging in certain activities such as incurring additional debt. In the event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, Dougherty Funding would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on our assets. There was $49,517,000 outstanding under this credit agreement as of September 30, 2007.

•
On March 30, 2006, our subsidiary, Gateway Ethanol, also entered into a Tax Increment Secured Promissory Note with Dougherty Funding, LLC to provide funding for the Pratt Facility. Dougherty agreed to advance Gateway Ethanol $11,340,000 against future revenues from a Property Tax Increment Rebate Agreement between Gateway Ethanol and Pratt County, Kansas, dated February 1, 2006. The initial interest rate of 8.75%, is to be adjusted on the third, sixth and ninth anniversaries of the note to a rate per annum equal to the three-year U.S. Treasury Note constant maturity index plus 4.25%. The note matures on February 1, 2017. Interest is payable monthly in arrears beginning April 1, 2006 through February 1, 2007 and annually thereafter in arrears on February 1 of each year, commencing on February 1, 2008, and the principal of the Note shall be payable on each February 1 commencing February 1, 2008. There was $11,698,000 outstanding on this note as of September 30, 2007.

•
On March 30, 2006, our subsidiary, Gateway Ethanol, also entered into a subordinated promissory note with Lurgi for advances up to $7,000,000 plus capitalized interest for construction costs. The interest rate is 12% per annum and the note matures on March 30, 2011. There was $7,813,000 outstanding under this note as of September 30, 2007.

•
Our subsidiary, Gateway Ethanol, has a debt service reserve letter of credit of $3,250,000 and a revolving line of credit for up to $7,500,000 for working capital needs through Noble Americas. Interest accrues on the line of credit at a rate of LIBOR plus 4.00%. No amounts were drawn on this line of credit as of September 30, 2007.

The following table summarizes, as of September 30, 2007, the maturities of our various debt arrangements related to the construction of the Pratt Facility.

Lender	Purpose of Facility	Amount of Facility	Current Balance	Maturity
Dougherty Funding, LLC	Senior Debt Revolving Facility	$54,300,000	$49,517,000	3/31/2011
Dougherty Funding, LLC	Promissory Note	$11,340,000	$11,698,000	2/1/2017
Lurgi PSI, Inc.	Subordinated Debt Revolving Facility	$7,000,000	$7,813,000	3/30/2012
Noble Americas Corp.	Debt Reserve LOC	$3,250,000	$-0-	4/5/2009
Noble Americas Corp.	Working Capital LOC	$7,500,000	$-0-	3/30/2011
Total		$83,390,000	$69,028,000

(20)

Convertible Notes

On November 3, 2006, we entered into several subscription agreements and related transaction documents with 19 accredited investors (as defined in Section 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). These subscription agreements and other transaction documents were then amended on August 15, 2007.

Pursuant to the subscription agreements, on November 3, 2006, the investors acquired, in the aggregate, $12,430,000 in principal amount of convertible senior notes. The notes were acquired at face value. Except for Gary C. Evans, who was one of our Directors and our Chief Executive Officer at such time, who acquired $1,000,000 in principal amount of such notes, the investors do not have any material relationship with the Company or the Company's affiliates other than this transaction. The notes are unsecured and bear interest at a rate of 8% per annum. Accrued and unpaid interest is payable quarterly. On April 1, 2007, the per annum interest rate increases by 1% per annum to 9% and then by an additional 1% on each quarterly interest payment date thereafter until the earlier of maturity or conversion. The notes mature on October 31, 2008.

Also, in accordance with a voluntary conversion feature, at any time after May 1, 2007, at the option of the individual note holders (unless a majority of the note holders agree otherwise), the outstanding balance of the notes may be converted into the Company's common stock at a conversion price of $1.00. This conversion price was then contingently reduced on August 15, 2007 to $0.75 as described in more detail below.

The intrinsic value of the conversion option is limited to the amount of proceeds from the notes, or $12,430,000, and is assigned to paid-in capital and treated as a discount on the note payable. The discount on the note is being amortized to interest expense over the term of the note. As of September 30, 2007, the unamortized discount was $6,767,000.

In conjunction with entering into the subscription agreements, we also entered into a registration rights agreement with the investors. Pursuant to the registration rights agreement we were required to file a registration statement with the SEC covering the resale of the shares underlying the convertible notes on or before April 2, 2007. The registration rights agreement, in pertinent part, also required us to use reasonable best efforts to cause that registration statement to be declared effective as soon as possible, but in any event not later than the effectiveness deadline specified in the registration rights agreement. Accordingly, pursuant to the terms of the registration rights agreement, we became obligated to pay to the investors, subject to a cap of 12.5%, cash, as liquidated damages, equal to 1.5% of the aggregate purchase price paid by investors relating to the notes as of April 2, 2007, and every thirtieth (30th) day thereafter until the required registration statement is declared effective by the SEC. The failure to file the registration statement as required by the registration rights agreement also resulted in an event of default under the notes. However, it did not result in acceleration of the notes as the investors did not deliver a notice of acceleration.

On August 15, 2007, we entered into a Security Holder Consent and First Amendatory Agreement or the Amendatory Agreement with the holders of a majority in principal amount of the notes. This Amendatory Agreement amended the various subscription agreements, the registration rights agreement and the terms of the notes.

Pursuant to the Amendatory Agreement, the investors agreed to waive all liquidated damages that they are entitled to as a result of our failure to timely file the required registration statement. In consideration for this waiver, we agreed to reduce the conversion rate applicable to the voluntary conversion of the notes from $1.00 to 0.75, contingent upon the option payment agreement noted below. We also granted to each of the investors warrants that expire on December 31, 2010 to purchase at an exercise price of $1.00 a number of shares of our common stock equal to the quotient of (i) one half of the principal amount of an investor’s note, divided by (ii) $1.00.

We agreed under the terms of the Amendatory Agreement to pay all accrued, but unpaid, interest on the notes to the investors through August 15, 2007. Interest continues to accrue under the notes thereafter, but is not payable until the required registration statement becomes effective. We filed the required registration statement on September 27, 2007 and we are in the process of responding to SEC comments. At the time that the registration statement is declared effective by the SEC, interest will cease to accrue, and the investors will have the option to receive all accrued, but unpaid, interest in cash, but, if they so choose, then their conversion price would be reset at $1.00 per share. Alternatively, the investors could choose to forgo all accrued and unpaid interest in which case their conversion price would remain at $0.75. If the investors choose to receive their interest in cash, we will not be able to make the payment without raising additional capital. Also, under the terms of the Amendatory Agreement, once we appoint a new chief executive officer that is not a current or former director, officer or 10% or greater shareholder of ours, or any such person’s affiliate, the applicable interest rate is automatically lowered to a fixed rate of 8%.

(21)

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
•
On or about August 14, 2006, we entered into a Financial Advisory Agreement with Global Hunter Securities, an entity affiliated with Mr. Evans, Orion’s fomer director and former Chief Executive Officer, pursuant to which Global Hunter Securities would be entitled to transaction-based commissions in connection with certain of our securities offerings and debt financings.

•
On May 18, 2006, we entered into a Financial Advisory Agreement with Halter Financial Group. Under this agreement, Halter Financial Group agreed to provide certain financial advisory and consulting services to us in exchange for shares of our stock and a $450,000 cash payment due upon the consummation of the next qualified equity financing transaction (as defined in the Financial Advisory Agreement) that we undertake.

•
On March 30, 2006, our subsidiary, Gateway Ethanol, and Power to Go, L.L.C., a company that markets generators as well as fuel-storage solutions for businesses entered into a Sublease Agreement in which Power to Go agreed to construct a Substation and sublease the Substation site and the Substation to Gateway Ethanol. In consideration for this sublease, Gateway agreed to the following terms:

•
During the period beginning with the first day of the month following six months after the completion of the Substation and until the Pratt Facility has reached final completion, Gateway must pay rent to Power to Go at the rate of $6,000 per month;

•	After the Pratt Facility reaches final completion, sublease rental payments in the amount of $23,300 per month shall begin and continue thereafter until the sublease is terminated; and

•	Gateway has the right to terminate the Sublease Agreement through the purchase of the Substation at its fair market value as determined pursuant to the Sublease Agreement.

•
On March 30, 2006, Gateway Ethanol and Power to Go entered into a Ground Lease to remain in effect until the termination of the Sublease Agreement. Gateway Ethanol has agreed to lease the real property on which the Substation is to be built to Power to Go for no cash consideration in connection with the Sublease Agreement.

(22)

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

Property and equipment— Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is currently 3-5 years. Land improvements and construction in progress will be depreciated upon the commencement of operations at the property, which occurred on November 5, 2007. The money withheld on work performed for land improvements and construction in progress is included in these accounts and offset by a current liability for accrued retainage.

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

Share-based payments - On January 1, 2006 (in the Company’s first quarter), we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), to account for stock-based compensation. Among other things, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of goods and services received in exchange for awards of equity instruments based on the fair value of those awards in their financial statements.

 Equity-based compensation - For awards granted or modified subsequent to December 31, 2006, compensation expense based on the fair value on the date of grant or modification will be recognized in our financial statements over the vesting period. Amounts are recognized in general and administrative expense and production expense. We utilize the Black-Scholes option pricing model to measure the fair value of stock options.

Share-Based Payments to Non-employees - Paragraph 7 of SFAS No. 123R provides that the fair value for non-employee awards should be determined based on either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. As of September 30, 2007 the Company’s shares were unregistered and not actively traded. In accordance with paragraph 7 of SFAS 123R, the company recognizes either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria, based on the fair value of goods and services received or liabilities settled.

Off Balance Sheet Arrangements

On June 22, 2007, Cargill, Inc. began accumulating grain contracts on our behalf in accordance with our Risk Management Advisory Agreement. At the end of the period Cargill had accumulated approximately 16,000 bushels at a cost of $55,000 for March delivery. As of September 30, we also had open accumulation contracts, for December delivery, of 1,990,000 additional bushels expiring November 20, 2007, at a cost of $6,717,000. The terms of the accumulation agreement also provide that if the closing Chicago futures price for corn closes below the agreed upon accumulation price on November 20, 2007, Cargill, Inc. will purchase an additional 1,990,000 bushels for us at a cost of $6,717,000 for December delivery. The prices under these agreements range from $3.13 to $3.55 per bushel. We do not account for these contracts as derivatives in accordance with the exception for normal purchases and normal sales in paragraph 10(b)(1) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(23)

Seasonality

Our operating results will be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with our indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. It is uncertain how these seasonal fluctuations will affect our results over time

Inflation

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

(24)

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

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on this evaluation of our internal controls, we have taken all necessary steps to remedy this deficiency in design over internal control by putting in place processes that would help us identify and record all our accrued liabilities. We reviewed our vendor list and identified open projects with consultants and other professional services. Based on this review we contacted service providers and requested current billing summaries and recorded the related accrued expenses for these services. While remediation of this design deficiency is a very high priority for our management and our audit committee, we cannot assure you that our independent registered public accounting firm will agree with our management's assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

Other than as described above, no changes in our internal control over financial reporting occurred during the period ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

(25)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On September 5, 2007, Orion Ethanol, Inc. (the “Company”) filed with the SEC a Schedule 14C Information Statement (the “Information Statement”) informing the shareholders of the Company that holders of a majority of the outstanding common stock of the Company, voting by written consent in lieu of annual meeting, elected a new slate of directors of the Company, pursuant to the Company’s bylaws, to serve on the Board of Directors of the Company. The new slate of directors consisted of Dr. Patrick N. Barker and Messrs. J. Porter Loomis, J.L. “Butch” Meibergen, Jerry Nash and Larry Goldman. Gary C. Evans and Wallace Stanberry were not re-elected to serve on the Board of Directors.

The election of the new slate of directors became effective on October 4, 2007, the twentieth day following the date on which the Information Statement was mailed to the shareholders of the Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Agreement/Document
10.1
Letter Agreement dated July 11, 2007 mutually terminating the Agreement and Plan of Merger, dated May 30, 2007, by and among Orion Ethanol, Inc., OEI Acquisition Sub, Inc. and GreenHunter Energy, Inc. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.]

10.2
Security Holder Consent and First Amendatory Agreement dated as of August 15, 2007, by and between Orion Ethanol, Inc. and the holders of its 8% Convertible Senior Notes. [Incorporated by Reference to Exhibit 10.1 of our Quarterly Report on form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.]

10.3
Form of Lock-up Agreement between Orion Ethanol, Inc. and certain holders of its 8% Convertible Senior Notes. [Incorporated by Reference to Exhibit 10.2 of our Quarterly Report on form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.]

10.4	Form of Warrant. [Incorporated by Reference to Exhibit 10.3 of our Quarterly Report on form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.]
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(26)

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orion Ethanol, Inc.

Dated: November 19, 2007	/s/ Douglas Donaghue
Douglas Donaghue, Chief Financial Officer

(27)

EXHIBIT INDEX

Exhibit No.	Title of Agreement/Document
10.1
Letter Agreement dated July 11, 2007 mutually terminating the Agreement and Plan of Merger, dated May 30, 2007, by and among Orion Ethanol, Inc., OEI Acquisition Sub, Inc. and GreenHunter Energy, Inc. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2007.]

10.2
Security Holder Consent and First Amendatory Agreement dated as of August 15, 2007, by and between Orion Ethanol, Inc. and the holders of its 8% Convertible Senior Notes. [Incorporated by Reference to Exhibit 10.1 of our Quarterly Report on form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.]

10.3
Form of Lock-up Agreement between Orion Ethanol, Inc. and certain holders of its 8% Convertible Senior Notes. [Incorporated by Reference to Exhibit 10.2 of our Quarterly Report on form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.]

10.4	Form of Warrant. [Incorporated by Reference to Exhibit 10.3 of our Quarterly Report on form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.]
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(28)